Form 10-K
period 2013-12-31
LEPERCQ CORPORATE INCOME FUND L P
filed 2014-03-17
CIK 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ________________
Commission file number 33-04215
LEPERCQ CORPORATE INCOME FUND L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3779859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Penn Plaza, Suite 4015

New York, NY	10119-4015
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (212) 692-7200
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒.
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒.
There is no public market for the units of Limited Partnership Interest. Accordingly, information with respect to the aggregate market value of units of Limited Partnership Interest has not been supplied.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in Lexington Realty Trust's Definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on May 20, 2014, is incorporated by reference in this Annual Report on Form 10-K in response to Part III, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I.

Introduction

When we use the terms “LCIF,” the “Company,” “we,” “us” and “our,” we mean Lepercq Corporate Income Fund L.P. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company or only the parent company and consolidated entities. All interests in properties are held through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries, which are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes.
References herein to this Annual Report are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2013. When we use the term “Lexington” or “LXP,” we mean Lexington Realty Trust and when we use the term “REIT” we mean real estate investment trust. All references to “LCIF II” in this Annual Report mean Lepercq Corporate Income Fund II L.P., which was merged with and into us on December 30, 2013. Except as otherwise expressly provided herein, information presented in this Annual Report reflects the combined operations of us and LCIF II as if the merger of LCIF II with and into us occurred as of the earliest date. References to “OP units” or similar references refer to units of limited partner interests in LCIF and/or LCIF II, as applicable. All references to 2013, 2012 and 2011 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2013, December 31, 2012 and December 31, 2011, respectively.
When we use the term “GAAP” we mean United States generally accepted accounting principles.
Cautionary Statements Concerning Forward-Looking Statements

This Annual Report, together with other statements and information publicly disseminated by us contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” “may,” “plans,” “predicts,” “will,” “will likely result” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, those risks discussed below under “Risk Factors” in Part I, Item 1A of this Annual Report and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report. Except as required by law, we undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.
Item 1. Business

General
We are a limited partnership formed under the state of Delaware. Our general partner is Lex GP-1 Trust, which we refer to as Lex GP, a Delaware statutory trust. Our purpose includes the conduct of any business that may be conducted lawfully by a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act, except that our partnership agreement requires our business to be conducted in such a manner that will permit Lexington to continue to be classified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, unless Lexington ceases to qualify as a REIT for reasons other than the conduct of our business.
Lexington is the sole equity owner of (1) Lex GP and (2) Lex LP-1 Trust, or Lex LP, a Delaware statutory trust.  Lexington, through Lex GP and Lex LP, holds, as of December 31, 2013, approximately 95.0% of our outstanding OP units. Our remaining OP units are beneficially owned by E. Robert Roskind, Chairman of Lexington, and certain non-affiliated investors. As the sole equity owner of our general partner, Lexington has the ability to control all of our day-to-day operations subject to the terms of our partnership agreement. Our core assets primarily consist of general purpose, single-tenant office and industrial assets and land investments subject to long-term leases, in well-located and growing markets or critical to the tenant's business. A majority of these properties and all land interests are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs.

As of December 31, 2013, we had equity ownership interests in approximately 42 consolidated real estate properties, located in 24 states and containing an aggregate of approximately 8.0 million square feet of space, approximately 97.5% of which was leased.
History

We were formed as a limited partnership on March 14, 1986 under the laws of the state of Delaware to invest in existing real estate properties net leased to corporations or other entities. We commenced an offering to the public of OP units in July 1986, which was completed in March 1987.
In October 1993, Lexington Corporate Properties, Inc. (the predecessor to Lexington) was formed upon the roll-up of LCIF and LCIF II. In the roll-up transaction, we became an operating partnership subsidiary for Lexington Corporate Properties, Inc. Lexington Corporate Properties, Inc. changed its name to Lexington Corporate Properties Trust and ultimately to Lexington Realty Trust.
On December 30, 2013, LCIF II was merged with and into us, with us as the surviving entity. Following the merger, (1) all properties owned by LCIF II are now owned by us and (2) all LCIF II OP units were exchanged for our OP units or cash. Prior to the effective date of this merger, there were approximately 3.6 million OP units in the aggregate outstanding in us and LCIF II (not including those owned by Lexington). Approximately 0.2 million former LCIF II OP units elected or were deemed to elect the cash consideration by the February 1, 2014 deadline, and were converted into the right to receive such cash consideration.
Current Economic Uncertainty and Capital Market Volatility

Our business continues to be impacted in a number of ways by the continued uncertainty in the overall economy and volatility in the capital markets. We encourage you to read “Risk Factors” included elsewhere in this Annual Report for a discussion of certain risks we may face and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report for a detailed discussion of the trends we believe are impacting our business.

Objectives and Strategy

Under and subject to the terms of our partnership agreement, LXP has the ability to control all of our day-to-day operations. Our business is substantially the same as the business of LXP; except that we are dependent on LXP for management of our operations and future investments. We do not have any employees, executive officers or a board of directors. LXP also invests in assets and conducts business directly and through other subsidiaries. LXP allocates investments to itself and its other subsidiaries or us as it deems appropriate and in accordance with certain obligations under the partnership agreement with respect to allocations of non-recourse liabilities.

We generally acquire assets (1) that will be leveraged at or following acquisition, which supports our obligation to allocate non-recourse liabilities to our limited partners, and (2) as part of a tax-deferred exchange with the seller of the asset who is issued OP units as a form of consideration, although such tax deferred exchanges have not been utilized in recent years.

The assets which we seek are generally subject to net or similar leases, which allow us to distribute cash to holders of OP units without requiring cash contributions for operating expenses. However, cash distributions are reduced to the extent we are obligated for operating and capital expenses, without reimbursement. To avoid such reductions, we may borrow funds from LXP.

Competition

As an operating partnership subsidiary of LXP, we compete with numerous commercial developers, real estate companies, financial institutions, such as banks and insurance companies, and other investors with greater financial or other resources when seeking properties for acquisition and tenants.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although generally the tenants of the properties in which we have an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of a tenant of such premises to satisfy any obligations with respect to such environmental liability, a property owner subsidiary may be required to satisfy such obligations. In addition, as the owner of such properties, a property owner subsidiary may be held directly liable for any such damages or claims irrespective of the provisions of any lease.

From time to time, in connection with the conduct of our business and generally upon acquisition of a property and prior to surrender by a tenant, the property owner subsidiary authorizes the preparation of a Phase I and, when recommended, a Phase II environmental report with respect to its properties. Based upon management's ongoing review of the properties in which we have an interest, management is not aware of any environmental condition with respect to any of these properties, which would be reasonably likely to have a material adverse effect on us. There can be no assurance, however, that (1) the discovery of environmental conditions, which were previously unknown, (2) changes in law, (3) the conduct of tenants or (4) activities relating to properties in the vicinity of the properties in which we have an interest, will not expose us to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the tenants of properties in which we have an interest.

Summary of 2013 Transactions and Recent Developments

The following summarizes certain of our transactions in 2013:

Sales/Dispositions. With respect to sales/dispositions, we:

–	disposed of our interests in properties to unaffiliated third parties for an aggregate gross disposition price of $37.3 million; and

–	conveyed in foreclosure two properties to the lenders thereof for full satisfaction of the related aggregate $29.9 million non-recourse mortgages.

Acquisitions/Investments. With respect to acquisitions/investments, we:

–	acquired a portfolio of three land parcels in New York, New York for an aggregate $302.0 million. The land parcels are subject to 99-year net leases;

–	completed a build-to-suit retail property in Albany, Georgia for a capitalized cost of $7.4 million. The property is subject to a 15-year net lease; and

–	completed a foreclosure and acquired the office building in Schaumburg, Illinois and invested $9.0 million in the property.

Leasing. Our property owner subsidiaries entered into 21 new leases and lease extensions encompassing 1.4 million square feet of space.
Financing. With respect to financing activities, we:

–	retired $71.6 million in property non-recourse mortgage debt with a weighted-average interest rate of 6.0%;

–	obtained $213.5 million in non-recourse mortgage financing on the New York, New York land parcels with a 4.7% interest rate;

–
guaranteed $250.0 million aggregate principal amount of 4.25% Senior Notes due 2023, or 4.25% Senior Notes, issued by Lexington which are unsecured and rated investment grade by Moody's Investor Services, Inc., or Moody’s, and Standard & Poor's Rating Services, or S&P, which ratings have lowered the debt financing costs of Lexington and its subsidiaries, including us;

–
refinanced with Lexington our $300.0 million secured revolving credit facility with a $300.0 million unsecured revolving credit facility with KeyBank National Association, which we refer to as KeyBank, as agent. We, with Lexington, also increased the availability from $300.0 million to $400.0 million. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at Lexington's option. The unsecured revolving credit facility bears interest at LIBOR plus 0.95% to 1.725% based on Lexington's unsecured debt investment-grade credit rating from S&P and Moody’s;

–
in connection with the refinancing discussed above, we, with Lexington, also procured a five-year $250.0 million unsecured term loan facility from KeyBank as agent. The unsecured term loan matures in February 2018 and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% based on Lexington's unsecured debt investment-grade rating from S&P and Moody’s; and

–	with Lexington, amended our $255.0 million secured term loan agreement maturing in 2019 to release the collateral securing such term loan.

Capital. With respect to capital activities, we:

–	issued an aggregate 26.8 million OP units to Lexington for $320.9 million; and

–	repurchased and retired all outstanding (approximately 2.7 million in the aggregate) Class B Preferred Units held by Lexington for an aggregate purchase price of approximately $64.7 million.

Subsequent to December 31, 2013, we:

–
converted approximately 0.2 million former LCIF II OP units into the right to receive approximately $2.0 million in aggregate cash for such OP units in connection with the merger of LCIF II with and into us;

–	with Lexington, borrowed $99.0 million on the unsecured term loan maturing in 2018 and entered into an interest rate swap agreement fixing the LIBOR component of the borrowing at 1.155%;

–	repaid, with Lexington, all outstanding borrowings under the line of credit; and

–
guaranteed $250.0 million original principal amount of Lexington’s 4.25% Senior Notes due 2023 that have been registered under the Securities Act and were issued in exchange for the 4.25% Senior Notes.

Other

Employees. We do not have any employees. All necessary personnel are provided by LXP through Lex GP.

Industry Segments. We operate in primarily one industry segment, single-tenant real estate assets.

Web Site. We do not have a web site. Lexington's Internet address is www.lxp.com. Information contained on Lexington's web site or the web site of any other person is not incorporated by reference into this Annual Report or any of our other filings or furnishings with the Securities and Exchange Commission or Commission.

We can be contacted through LXP’s Investor Relations Department at Lexington Realty Trust, One Penn Plaza, Suite 4015, New York, New York 10119-4015, Attn: Investor Relations, by telephone: (212) 692-7200, or by e-mail: ir@lxp.com.

Principal Executive Offices. Our principal executive offices are located at One Penn Plaza, Suite 4015, New York, New York 10119-4015; our telephone number is (212) 692-7200.

Item 1A. Risk Factors

Set forth below are material factors that may adversely affect our business and operations.
Risks Related to Our Business
We are subject to risks involved in single-tenant leases.
We focus our acquisition activities on real estate properties that are net leased to single tenants. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant or complete reduction in the operating cash flow generated by the property leased to that tenant and might decrease the value of that property and result in a non-cash impairment charge. In addition, our property owner subsidiary will be responsible for 100% of the operating costs following a vacancy at a single-tenant building.
We rely on revenues derived from major tenants.
Revenues from several tenants and/or their guarantors constitute a significant percentage of our base rental revenues. The default, financial distress or bankruptcy of any of the tenants and/or guarantors of these properties could cause interruptions in the receipt of lease revenues and/or result in vacancies, which would reduce the property owner subsidiary's revenues and increase operating costs until the affected property is re-let, and could decrease the ultimate sale value of that property. Upon the expiration or other termination of the leases that are currently in place with respect to these properties, the property owner subsidiary may not be able to re-lease the vacant property at a comparable lease rate, at all, or without incurring additional expenditures in connection with the re-leasing.
You should not rely on the credit ratings of our tenants.
Some of our tenants are rated by Moody's, Fitch, Inc. and/or S&P. Any such credit ratings are subject to ongoing evaluation by these credit rating agencies and we cannot assure you that any such ratings will not be changed or withdrawn by these rating agencies in the future if, in their judgment, circumstances warrant. If these rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw the credit rating of a tenant, the value of our investment in any properties leased by such tenant could significantly decline. Furthermore, in a bankruptcy, leases are treated differently than unsecured debt.
Our assets may be subject to impairment charges.
We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on GAAP, which include a variety of factors such as market conditions, the status of significant leases, the financial condition of major tenants and other factors that could affect the cash flow or value of an investment. During 2013 and 2011, we incurred $10.0 million and $14.0 million, respectively, of non-cash impairment charges, excluding loan losses recorded on loans receivable. We may continue to take similar non-cash impairment charges, which would reduce our net income. These impairments could have a material adverse effect on our financial condition and results of operations.
Furthermore, we may take an impairment charge on a property subject to a non-recourse secured mortgage which reduces the book value of such property to its fair value, which may be below the balance of the mortgage on our balance sheet. Upon foreclosure or other disposition, we may be required to recognize a gain on debt satisfaction equal to the difference between the fair value of the property and the balance of the mortgage.
Our interests in loans receivable are subject to delinquency, foreclosure and loss.
Our interests in loans receivable are generally non-recourse and secured by real estate properties owned by borrowers that were unable to obtain similar financing from a commercial bank. These loans are subject to many risks including delinquency. The ability of a borrower to repay a loan secured by a real estate property is typically and primarily dependent upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If a borrower were to default on a loan, it is possible that we would not recover the full value of the loan as the collateral may be non-performing.
In 2013, we foreclosed on a loan receivable, which was secured by an office property in Schaumburg, Illinois. The loan had an outstanding balance of $21.6 million (not including default interest and other penalties), which we believe was less than the estimated fair value of the property. Also, as of December 31, 2013, the tenant of the property in Westmont, Illinois, which we sold in 2007 but issued a purchase mortgage to the buyer, terminated its lease effective November 2013. Accordingly, we reduced our carrying value to an estimated fair value of $12.6 million and recorded a loan loss of $13.9 million.

We face uncertainties relating to lease renewals and re-letting of space.
Upon the expiration of current leases for space located in properties in which we have an interest, our property owner subsidiaries may not be able to re-let all or a portion of such space, or the terms of re-letting (including the cost of concessions to tenants and leasing commissions) may be less favorable than current lease terms or market rates. If our property owner subsidiaries are unable to promptly re-let all or a substantial portion of the space located in their respective properties, or if the rental rates a property owner subsidiary receives upon re-letting are significantly lower than current rates, our earnings and ability to satisfy our debt service and guarantee obligations may be adversely affected due to the resulting reduction in rent receipts and increase in property operating costs. There can be no assurance that our property owner subsidiaries will be able to retain tenants in any of our properties upon the expiration of leases.
We may not be able to generate sufficient cash flow to meet our debt service and guarantee obligations.
Our ability to make payments on and to refinance our indebtedness or guarantees and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or guarantees and fund our other liquidity needs. Additionally, if we incur additional indebtedness in connection with future acquisitions or development projects or for any other purpose, our debt service obligations could increase.
We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time; and

•	restrictions in the agreements governing our indebtedness

As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity, or delaying strategic acquisitions and alliances or capital expenditures, any of which could have a material adverse effect on our operations. We cannot assure you that we will be able to effect any of these actions on commercially reasonable terms, or at all.
We are dependent upon Lexington for our business.
We are an operating partnership subsidiary of Lexington.  Lexington, through (1) Lex GP, acts as our general partner, and (2) Lex LP, is our majority limited partner.  We have no employees and we are dependent upon Lexington and its employees for the operation of our business, including the acquisition, disposition and management of our properties, investments and other assets and sourcing of equity and debt financing.  The continued service of Lexington and its employees is not guaranteed.  We generally have no access to investment opportunities or equity or debt financing sources without Lexington.  Lexington has no obligation to allocate any investment opportunities to us or provide us debt or equity financing.  As a result, if Lexington and its employees were unable or unwilling to provide or are unsuccessful at providing such services to us, our business, financial condition and results of operations could be adversely affected.
Furthermore, Lexington is dependent upon its executive officers whose continued service is not guaranteed.  Lexington has employment agreements, which expire in January 2015, with its (1) Chief Executive Officer and President, (2) Chairman, (3) Vice Chairman and Chief Investment Officer and (4) Executive Vice President, Chief Financial Officer and Treasurer.  However, an employment agreement does not in itself prevent an employee from resigning.  Lexington’s inability to retain any of the services of these executive officers or Lexington’s loss of any of their services could adversely impact our operations.  Lexington does not maintain key man life insurance coverage on its executive officers.

Acquisition activities may not produce expected results and may be affected by outside factors.
Acquisitions of commercial properties entail certain risks, such as (1) underwriting assumptions such as occupancy, rental rates and expenses may differ from actual results, (2) the properties may become subject to environmental liabilities that we were unaware of at the time we acquired the property despite any environmental testing, (3) we may have difficulty obtaining financing on acceptable terms or paying the operating expenses and debt service associated with acquired properties prior to sufficient occupancy and (4) projected exit strategies may not come to fruition due to a variety of factors such as market conditions at time of dispositions.
We may also fail to complete acquisitions or investments on satisfactory terms. Failure to complete acquisitions or be allocated acquisition opportunities by Lexington, could have a material adverse effect on our financial condition and results of operations.
Redevelopment and new project development are subject to numerous risks, including risks of construction delays, cost overruns or force majeure events that may increase project costs, new project commencement risks such as the receipt of zoning, occupancy and other required governmental approvals and permits, and the incurrence of development costs in connection with projects that are not pursued to completion.
Some of our acquisitions and developments may be financed using temporary financing sources that may result in a risk that permanent financing for newly acquired projects might not be available or would be available only on disadvantageous terms.  If permanent financing is not available on acceptable terms or if Lexington determines not to arrange for permanent financing, future acquisitions may be curtailed, or cash available to satisfy our debt service or guarantee obligations may be adversely affected.
We face certain risks associated with our build-to-suit activities.
From time to time, we engage in, or provide capital to developers who are engaged in, build-to-suit activities. We face uncertainties, associated with a developer's performance and timely completion of a project, including the performance or timely completion by contractors and subcontractors. If a developer, contractor or subcontractor fails to perform, we may resort to legal action to compel performance, remove the developer or rescind the purchase or construction contract.
A developer's performance may also be affected or delayed by conditions beyond the developer's control. We attempt to mitigate such conditions by providing for penalties and related grace periods in the underlying lease.
We may incur additional risks when we make periodic progress payments or other advances to developers before completion of construction. These and other factors can result in increased costs of a project or loss of our investment. We also rely on third-party construction managers and/or engineers to monitor the construction activities.
We rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing upon a purchase price at the time we acquire the property, which may be up to two years prior to the estimated date of completion. If our projections are inaccurate or markets change, we may pay more than the fair value of a property.
Our multi-tenant properties expose us to additional risks.
Our multi-tenant properties involve risks not typically encountered in real estate properties which are operated by a single tenant. The ownership of multi-tenant properties could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the property to operate profitably and provide a return to us. This risk may be compounded by the failure of existing tenants to satisfy their obligations due to various factors. These risks, in turn, could cause a material adverse impact to our results of operations and business.
Multi-tenant properties are also subject to tenant turnover and fluctuation in occupancy rates, which could affect our operating results. Furthermore, multi-tenant properties expose us to the risk of potential “CAM slippage,” which may occur when the actual cost of taxes, insurance and maintenance at the property exceeds the operating expenses paid by tenants and/or the amounts budgeted.

We face possible liability relating to environmental matters.
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, as an owner of real property, our property owner subsidiaries may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under the properties in which we have an interest as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on our property owner subsidiaries in connection with the activities of an operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages, and our liability therefore, could be significant and could exceed the value of the property and/or our aggregate assets. In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect a property owner subsidiary's ability to sell or rent that property or to borrow using that property as collateral, which, in turn, would reduce our revenues and ability to satisfy our debt service obligations and to make distributions.
A property can also be adversely affected either through physical contamination or by virtue of an adverse effect upon value attributable to the migration of hazardous or toxic substances, or other contaminants that have or may have emanated from other properties. Although the tenants of the properties in which we have an interest are primarily responsible for any environmental damages and claims related to the leased premises, in the event of the bankruptcy or inability of any of the tenants of the properties in which we have an interest to satisfy any obligations with respect to the property leased to that tenant, our property owner subsidiary may be required to satisfy such obligations. In addition, we may be held directly liable for any such damages or claims irrespective of the provisions of any lease.
From time to time, in connection with the conduct of our business, our property owner subsidiaries authorize the preparation of Phase I environmental reports and, when recommended, Phase II environmental reports, with respect to their properties. There can be no assurance that these environmental reports will reveal all environmental conditions at the properties in which we have an interest or that the following will not expose us to material liability in the future:

•	the discovery of previously unknown environmental conditions;

•	changes in law;

•	activities of tenants; or

•	activities relating to properties in the vicinity of the properties in which we have an interest.
Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the tenants of the properties in which we have an interest, which could adversely affect our financial condition or results of operations.
From time to time we are involved in legal proceedings arising in the ordinary course of our business.
Legal proceedings arising in the ordinary course of our business require time and effort.  The outcomes of legal proceedings are subject to significant uncertainty. In the event that we are unsuccessful in defending or prosecuting these proceedings, as applicable, we may incur a judgment or fail to realize an award of damages that could have an adverse effect on our financial condition.
Uninsured losses or a loss in excess of insured limits could adversely affect our financial condition.
Under Lexington’s blanket insurance program, we carry comprehensive liability, fire, extended coverage and rent loss insurance on certain of the properties in which we have an interest, with policy specifications and insured limits that Lexington believes are customary for similar properties. However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, we generally do not maintain rent loss insurance. In addition, certain of our leases require the tenant to maintain all insurance on the property, and the failure of the tenant to maintain the proper insurance could adversely impact our investment in a property in the event of a loss. Furthermore, there are certain types of losses, such as losses resulting from wars, terrorism or certain acts of God, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types could adversely affect our financial condition and results of operations.

Future terrorist attacks, military conflicts and unrest in various regions could have a material adverse effect on general economic conditions, consumer confidence and market liquidity.
The types of terrorist attacks since 2001, on-going and future military conflicts and the continued unrest in various regions may affect commodity prices and interest rates, among other things. An increase in interest rates may increase our costs of borrowing, leading to a reduction in our earnings. An increase in the price of oil will also cause an increase in our operating costs, which may not be reimbursed by our tenants. Also, terrorist acts could result in significant damages to, or loss of, our properties or the value thereof.
We and the tenants of the properties in which we have an interest may be unable to obtain adequate insurance coverage on acceptable economic terms for losses resulting from acts of terrorism. Our lenders may require that we carry terrorism insurance even if we do not believe this insurance is necessary or cost effective. We may also be prohibited under the applicable lease from passing all or a portion of the cost of such insurance through to the tenant. Should an act of terrorism result in an uninsured loss or a loss in excess of insured limits, we could lose capital invested in a property as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types could adversely affect our financial condition.
Competition may adversely affect our ability to purchase properties.
There are numerous commercial developers, real estate companies, financial institutions, such as banks and insurance companies, and other investors, such as pension funds, private companies and individuals, with greater financial and other resources than we have that compete with us in seeking investments and tenants. Due to our dependence on Lexington and its focus on single-tenant properties located throughout the United States, and because most competitors are often locally and/or regionally focused, we do not always encounter the same competitors in each market. Our competitors include other REITs, financial institutions, insurance companies, pension funds, private companies and individuals. This competition may result in a higher cost for properties and lower returns and impact our ability to grow.
Our failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and operating results.
Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards may be modified, supplemented or amended from time to time, we will be required to disclose such failure and our financial reporting may not be relied on by most investors. Moreover, effective internal control, particularly related to revenue recognition, is necessary for us to produce reliable financial reports and to maintain Lexington’s qualification as a REIT and is important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, Lexington’s REIT qualification could be jeopardized, investors could lose confidence in our reported financial information and the trading price of our debt securities or the debt securities we guarantee could drop significantly.
Our ability to change our portfolio is limited because real estate investments are illiquid.
Investments in real estate are relatively illiquid and, therefore, our ability to change our portfolio promptly in response to changed conditions is limited. Lexington’s Board of Trustees may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number or type of properties in which Lexington, and ultimately we, may seek to invest or on the concentration of investments in any one geographic region.
Our reported financial results may be adversely affected by changes in accounting principles applicable to us and the tenants of properties in which we have an interest.
GAAP is subject to interpretation by various bodies formed to promulgate and interpret appropriate accounting principles such as the Financial Accounting Standards Board. A change in these principles or interpretations could have a significant effect on our reported financial results, could affect the reporting of transactions completed before the announcement of a change and could affect the business practices and decisions of the tenants of properties in which we have an interest.

We have engaged and may engage in hedging transactions that may limit gains or result in losses.
We are a co-borrower or guarantor of certain of Lexington’s corporate level debt. Lexington has used derivatives to hedge certain of these liabilities and we and Lexington currently are parties to interest rate swap agreements with third parties. As of December 31, 2013, we and Lexington have aggregate interest rate swap agreements on $406.0 million of borrowings. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.
There may be conflicts of interest among Lexington, E. Robert Roskind and us.
Lexington, in addition to controlling our general partner, controls our largest holder of OP units. E. Robert Roskind, Lexington’s Chairman, beneficially owns a significant number of OP units. As a result, Lexington and Mr. Roskind may face different and more adverse tax consequences if we sell our interests in certain properties or reduce mortgage indebtedness on certain properties even if it would be beneficial to holders of our debt or debt we guarantee, who we refer to as our debt security holders. Lexington and Mr. Roskind may, therefore, have different objectives than us and our debt security holders regarding the appropriate pricing and timing of any sale of such properties or reduction of mortgage debt. Our partnership agreement does not contain any provisions regarding conflicts of interest. Furthermore, Mr. Roskind beneficially owns a majority of the OP units consisting of special limited partner interests, which entitles Mr. Roskind to rights not afforded other holders of OP units.
In addition, both Lexington and Mr. Roskind engage in a wide variety of activities in the real estate business which may result in conflicts of interest with respect to matters affecting us.
Costs of complying with changes in governmental laws and regulations may adversely affect our results of operations.
We cannot predict what laws or regulations may be enacted in the future, how future laws or regulations will be administered or interpreted, or how future laws or regulations will affect our properties. Compliance with new laws or regulations, or stricter interpretation of existing laws, may require us or our tenants to incur significant expenditures, impose significant liability, restrict or prohibit business activities and could cause a material adverse effect on our results of operations.
Risks Related to Our Indebtedness
Our substantial indebtedness and the substantial amount of Lexington's debt we guarantee could adversely affect our financial condition and our ability to fulfill our obligations under the documents governing our unsecured indebtedness and otherwise adversely impact our business and growth prospects.
We have a substantial amount of debt and we guarantee a substantial amount of Lexington's debt. We refer to our debt and guarantees as “debt,” “debt securities” or “indebtedness” in the remainder of this Item 1A. “Risk Factors.” We have incurred, and may continue to incur, direct and indirect indebtedness in furtherance of our activities. Our partnership agreement does not limit the total amount of indebtedness that we may incur, and accordingly, we could become even more highly leveraged. As of December 31, 2013, our total consolidated indebtedness was approximately $430.7 million, including co-borrowed debt. While our debt financing sources are generally dependent on Lexington, Lexington had approximately $443.4 million available at December 31, 2013, under its principal credit agreement, subject to covenant compliance, of which we are a co-borrower.
Our substantial indebtedness could adversely affect our financial condition and results of operations and have important consequences to us and our debt security holders. For example, it could:

•	make it more difficult for us to satisfy our indebtedness and debt service and guarantee obligations;

•	increase our vulnerability to adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to the payment of interest on and principal of our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures and other general corporate purposes;

•	limit our ability to borrow money or raise money to fund our development projects, working capital, capital expenditures, general corporate purposes or acquisitions;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	place us at a disadvantage compared to competitors that have less debt; and

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

In addition, the agreements that govern our current indebtedness contain, and the agreements that may govern any future indebtedness that we may incur may contain, financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of our debt.
Market interest rates could have an adverse effect on our borrowing costs, profitability and the value of our fixed-rate debt securities.
We are generally dependent on Lexington for debt financing sources. As a co-borrower on or guarantor of certain of Lexington’s debt, we have exposure to market risks relating to increases in interest rates on Lexington’s variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our earnings. As of December 31, 2013, $48.0 million was outstanding in consolidated variable-rate indebtedness on Lexington's unsecured revolving credit facility that was not subject to an interest rate swap agreement. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness may increase if we are required to refinance our fixed-rate indebtedness upon maturity at higher interest rates.
Furthermore, fixed-rate debt securities generally decline in value as market rates rise, as a result, the value of Lexington’s fixed-rate debt securities, which we guarantee, may decline in value.
Continued disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms and have other adverse effects on us.
In recent years, the United States credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing on reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of capital or difficulties in obtaining capital. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for Lexington or us to raise capital. These disruptions in the financial markets may have other adverse effects on us or the economy in general.
Covenants in certain of the agreements governing our debt could adversely affect our financial condition and our investment activities.
Lexington’s unsecured revolving credit facility and unsecured term loans, which we are co-borrowers under, and the indentures governing Lexington’s 4.25% Senior Notes and 6.00% Convertible Guaranteed Notes due 2030, which we guarantee, contain certain cross-default and cross-acceleration provisions as well as customary restrictions, requirements and other limitations on our ability, as a subsidiary of Lexington, to incur indebtedness and consummate mergers, consolidations or sales of all or substantially all of our assets. Our ability to borrow under both Lexington’s unsecured revolving credit facility and unsecured term loan is subject to Lexington’s consent and compliance with certain other covenants. In addition, failure to comply with these covenants could cause a default under the applicable debt instrument and we may then be required to repay such debt with capital from other sources. Under those circumstances other sources of capital may not be available to us or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.
We rely on debt financing, including borrowings under Lexington’s unsecured revolving credit facility, unsecured term loan and debt securities, and debt secured by individual properties, for working capital, including to finance our investment activities. If we are unable to obtain financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations could be adversely affected.

A downgrade in Lexington’s credit ratings could materially adversely affect our business and financial condition.
The credit ratings assigned to Lexington’s debt could change based upon, among other things, its results of operations and financial condition or the real estate industry generally. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, these credit ratings are not recommendations to buy, sell or hold any securities. Any downgrade of Lexington’s debt could materially adversely affect the market price of its and/or our debt securities. If any of the credit rating agencies that have rated Lexington’s debt downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could also have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows and our ability to satisfy our debt service or guarantee obligations.
We face risks associated with refinancings.
A significant number of the properties in which we have an interest are subject to mortgage or other secured notes with balloon payments due at maturity. In addition, Lexington’s corporate level borrowings, certain of which we are a co-borrower on or guarantor of, require interest only payments with all principal due at maturity.
As of December 31, 2013, the consolidated scheduled balloon payments, for the next five calendar years, are as follows ($ in millions):

Year	Non-Recourse Property-Specific Balloon Payments	Co-Borrower Debt Balloon Payments
2014	$—	$—
2015	$37.5	$—
2016	$15.0	$—
2017	$8.7	$9.7
2018	$—	$30.5

The ability to make the scheduled balloon payment on a non-recourse mortgage note will depend upon (1) in the event we determine to contribute capital, our cash balances, the amount available under Lexington’s unsecured credit facility and Lexington’s willingness to contribute capital to us, and (2) the property owner subsidiary's ability either to refinance the related mortgage debt or to sell the related property. If the property owner subsidiary is unable to refinance or sell the related property, the property may be conveyed to the lender through foreclosure or other means or the property owner subsidiary may declare bankruptcy.
We face risks associated with returning properties to lenders.
A significant number of the properties in which we have an interest are subject to non-recourse mortgages, which generally provide that a lender's only recourse upon an event of default is to foreclose on the property. During 2013, two properties in which we had an interest, were conveyed via foreclosure to the lenders thereof. As a result, we lost all of our interest in these properties and any future opportunities to re-tenant these properties. The loss of a significant number of properties to foreclosure or bankruptcy could adversely affect our financial condition and results of operations, relationships with lenders and ability to obtain additional financing in the future.
In addition, a lender may attempt to trigger a carve out to the non-recourse nature of a mortgage loan. To the extent a lender is successful, the ability of our property owner subsidiary to return the property to the lender may be inhibited and we may be liable for all or a portion of such loan.
Certain of our properties are cross-collateralized, and certain of our indebtedness is subject to cross-default and cross-acceleration provisions.
To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.
In addition, certain of our borrowings contain cross-default and/or cross-acceleration provisions, which may be triggered if we or Lexington default on certain indebtedness in excess of certain thresholds.

Risks Related to Our Outstanding Debt Securities and Our Guarantees of Lexington Debt
The effective subordination of our unsecured indebtedness made by us may reduce amounts available for payment on our unsecured indebtedness and any related guaranty.
The holders of our secured debt may foreclose on the assets securing such debt, reducing the cash flow from the foreclosed property available for payment of unsecured debt and any guaranty of unsecured indebtedness. The holders of any of our secured debt also would have priority over unsecured creditors in the event of a bankruptcy, liquidation or similar proceeding.
We are the only subsidiary of Lexington that guarantees its debt and the assets of our subsidiaries may not be available to make payments on Lexington’s or our unsecured indebtedness and any related guarantees may be released in the future if certain events occur.
As of December 31, 2013, we are the only co-borrower or guarantor of Lexington’s unsecured indebtedness.  In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, holders of any such subsidiary’s debt, including trade creditors, will generally be entitled to payment of their claims from the assets of such subsidiaries before any assets are made available for distribution to Lexington or us.
In addition, we will be deemed released if our obligations as a co-borrower or guarantor under Lexington’s principal credit agreement terminates pursuant to its terms or if it is amended to remove certain or all of Lexington’s guarantors as borrowers or guarantors. Substantially, all of our assets are held through subsidiaries.  Consequently, our cash flow and our ability to meet our debt service and guarantee obligations depends in large part upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of distributions or otherwise.
Federal and state statutes allow courts, under specific circumstances, to void guarantees and require holders of certain of our unsecured indebtedness to return payments received from Lexington, us or any other guarantor.
Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the debt evidenced by its guarantee:

•	issued the guarantee to delay, hinder or defraud present or future creditors; or

•	received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee, and:

◦	was insolvent or rendered insolvent by reason of such incurrence;

◦	was engaged or about to engage in a business or transaction for which the guarantor’s remaining unencumbered assets constituted unreasonably small capital to carry on its business; or

◦	intended to incur, or believed that it would incur, debts beyond its ability to pay the debts as they mature.

In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor.
The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if, at the time it incurred the debt:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

We cannot be sure as to the standards that a court would use to determine whether or not any guarantor was solvent at the relevant time, or, regardless of the standard that the court uses, that the issuance of such guaranty would not be voided or any such guaranty would not be subordinated to that of such guarantor’s other debt. If a case were to occur, any such guaranty could also be subject to the claim that, since the guaranty was incurred for our or Lexington's benefit, and only indirectly for the benefit of such guarantor or us, the obligations of such guarantor were incurred for less than fair consideration. A court could thus void the obligations under the guarantees or subordinate the guarantees to such guarantor’s other debt or take other action detrimental to holders of our unsecured indebtedness.

Risks Related to Lexington’s Structure
There can be no assurance that Lexington will remain qualified as a REIT for federal income tax purposes.
Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, for which there are only limited judicial or administrative interpretations. The Code provisions and income tax regulations applicable to REITs are more complex than those applicable to corporations. The determination of various factual matters and circumstances not entirely within Lexington’s control may affect its ability to continue to qualify as a REIT. No assurance can be given that Lexington has qualified or will remain qualified as a REIT. In addition, no assurance can be given that legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements for qualification as a REIT or the federal income tax consequences of such qualification. Our partnership agreement provides Lexington with certain rights related to maintaining its REIT status. If Lexington exercises these rights to maintain its REIT status, our financial position, results of operations and cash flows may be adversely effected.
Lexington may be subject to the REIT prohibited transactions tax, which could result in significant U.S. federal income tax liability to Lexington and prevent us from completing certain transactions.
A REIT will incur a 100% tax on the net income from a prohibited transaction. Generally, a prohibited transaction includes a sale or disposition of property held primarily for sale to customers in the ordinary course of a trade or business. Accordingly, we may not pursue a sale or disposition of a property because of the tax impact to Lexington, even if it would be beneficial to us.
Distribution requirements imposed on Lexington by law limit our flexibility.
To maintain Lexington’s status as a REIT for federal income tax purposes, Lexington is generally required to distribute to its shareholders at least 90% of its taxable income for that calendar year. To the extent that Lexington satisfies the distribution requirement, but distributes less than 100% of its taxable income, Lexington will be subject to federal corporate income tax on its undistributed income. In addition, Lexington will incur a 4% nondeductible excise tax on the amount, if any, by which its distributions in any year are less than the sum of (i) 85% of its ordinary income for that year, (ii) 95% of its capital gain net income for that year and (iii) 100% of its undistributed taxable income from prior years. We intend to continue to make distributions to holders of our OP units, which includes indirectly, Lexington, to assist Lexington in complying with its distribution requirements. Differences in timing between the receipt of income and the payment of expenses in determining our income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis in order to meet Lexington's distribution requirements that are necessary to achieve the tax benefits associated with Lexington qualifying as a REIT.
Item 1B. Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

Item 2. Properties

Properties

General.  As of December 31, 2013, we had equity ownership interests in approximately 42 consolidated real estate properties, located in 24 states and encompassing 8.0 million square feet, 97.5% of which was leased. The properties in which we have an equity interest are leased to tenants in various industries, including finance/insurance, service, technology, consumer products and automotive.

The properties in which we have an interest are generally subject to net or similar leases; however, in certain leases, the property owner subsidiaries are responsible for roof, structural and other repairs. In addition, certain of the properties in which we have an interest are subject to leases in which the landlord is responsible for a portion of the real estate taxes, utilities and general maintenance. Furthermore, the property owner subsidiaries are or will be responsible for all operating expenses of any vacant properties, and the property owner subsidiaries may be responsible for a significant amount of operating expenses of multi-tenant properties.

Ground Leases. Certain of the properties in which we have an interest are subject to long-term ground leases where either the tenant of the building on the property or a third party owns and leases the underlying land to the property owner subsidiary. For certain of the properties held under a ground lease, the ground lessee has a purchase option. At the end of these long-term ground leases, unless extended or the purchase option exercised the land together with all improvements thereon reverts to the landowner.

Property Specific Debt. As of December 31, 2013, we had $339.2 million of consolidated mortgage debt outstanding. As of December 31, 2013, we had no related balloon payments maturing in 2014 and $37.5 million of related balloon payments maturing in 2015.

Property Charts. The following table lists our consolidated properties by type, their locations, the primary tenant/guarantor, the net rentable square feet, the expiration of the primary lease term and percent leased, as applicable, as of December 31, 2013.

LEPERCQ CORPORATE INCOME FUND L.P. CONSOLIDATED PORTFOLIO
PROPERTY CHART
As of December 31, 2013

Property Location	City	State	Primary Tenant ( Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
2415 U.S. Hwy 78 East	Moody	AL	CEVA Logistics U.S., Inc. (CEVA Logistics Holdings, B.V. / PostNL N.V.)	Industrial	595,346	12/31/2017	100%
2211 South 47th St.	Phoenix	AZ	Avnet, Inc.	Office	176,402	2/28/2023	100%
3030 North 3rd St.	Phoenix	AZ	CopperPoint Mutual Insurance Company	Office	252,400	12/31/2029	100%
26210 & 26220 Enterprise Court	Lake Forest	CA	Apria Healthcare, Inc. (Apria Healthcare Group, Inc.)	Office	100,012	1/31/2022	100%
2706 Media Center Dr.	Los Angeles	CA	Sony Electronics Inc.	Multi-tenanted/ Office	83,252	8/31/2015	24%
9201 E. Dry Creek Rd	Centennial	CO	The Shaw Group, Inc.	Office	128,500	9/30/2017	100%
1315 West Century Dr.	Louisville	CO	Global Healthcare Exchange, Inc. (Global Healthcare Exchange, LLC)	Office	106,877	4/30/2017	100%
100 Barnes Rd.	Wallingford	CT	3M Company	Office	44,400	6/30/2018	100%
5600 Broken Sound Blvd.	Boca Raton	FL	Canon Solutions America, Inc. (Océ -USA Holding, Inc.)	Office	143,290	2/14/2020	100%
4200 Northcorp Pkwy.	Palm Beach Gardens	FL	Multi-tenanted	Multi-tenanted/ Office	95,065	Various	36%
4400 Northcorp Pkwy.	Palm Beach Gardens	FL	Office Suites Plus Properties, Inc.	Office	18,400	4/30/2014	100%
3102 Queen Palm Dr.	Tampa	FL	Time Customer Service, Inc. (Time Incorporated)	Industrial	229,605	6/30/2020	100%
832 N. Westover Blvd.	Albany	GA	Gander Mountain Company	Retail	45,064	11/30/2028	100%
King St./1042 Fort St. Mall	Honolulu	HI	Multi-tenanted	Multi-tenanted/ Office	77,459	Various	69%
7500 Chavenelle Rd.	Dubuque	IA	The McGraw-Hill Companies, Inc.	Industrial	330,988	6/30/2017	100%
231 Martingale Rd.	Schaumburg	IL	CEC Educational Services, LLC (Career Education Corporation)	Office	317,198	12/31/2022	100%
5200 Metcalf Ave.	Overland Park	KS	Swiss Re America Holding Corporation / Westport Insurance Corporation	Office	320,198	12/22/2018	100%
4455 American Way	Baton Rouge	LA	New Cingular Wireless PCS, LLC	Office	70,100	10/31/2017	100%
33 Commercial St.	Foxboro	MA	Invensys Systems, Inc. (Siebe, Inc.)	Office	164,689	6/30/2015	100%
1601 Pratt Ave.	Marshall	MI	Autocam Corporation	Industrial	58,707	12/31/2023	100%
26555 Northwestern Hwy.	Southfield	MI	Federal-Mogul Corporation	Office	187,163	1/31/2015	100%
7670 Hacks Cross Rd.	Olive Branch	MS	MAHLE Clevite, Inc. (MAHLE Industries, Incorporated)	Industrial	268,104	2/28/2016	100%
459 Wingo Rd.	Byhalia	MS	Asics America Corporation (Asics Corporation)	Industrial	513,734	3/31/2026	100%
250 Swathmore Ave.	High Point	NC	Steelcase Inc.	Industrial	244,851	9/30/2017	100%
671 Washburn Switch Rd.	Shelby	NC	Clearwater Paper Corporation	Industrial	673,518	5/31/2031	100%
350 and 370-372 Canal St.	New York	NY	FC-Canal Ground Tenant LLC	Land	N/A	10/31/2112	100%
309-313 West 39th St.	New York	NY	LG-39 Ground Tenant LLC	Land	N/A	10/31/2112	100%
8-12 Stone St.	New York	NY	AL-Stone Ground Tenant LLC	Land	N/A	10/31/2112	100%
191 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	Industrial	250,410	5/31/2014	100%
200 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	Industrial	400,522	5/31/2014	100%
6910 S. Memorial Hwy.	Tulsa	OK	Toys "R" Us, Inc. / Toys “R” Us-Delaware, Inc.	Retail	43,123	5/31/2016	100%
250 Rittenhouse Circle	Bristol	PA	Northtec LLC (The Estée Lauder Companies Inc.)	Industrial	241,977	11/30/2026	100%
2210 Enterprise Dr.	Florence	SC	Multi-tenanted	Multi-tenanted/ Office	176,557	Various	70%
3476 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	Office	169,083	5/31/2024	100%
3480 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	Office	169,218	5/31/2024	100%
1460 Tobias Gadsen Blvd.	Charleston	SC	Hagemeyer North America, Inc.	Office	50,076	7/8/2020	100%
400 E. Stone Ave.	Greenville	SC	Canal Insurance Company	Office	128,041	12/31/2029	100%
477 Distribution Pkwy.	Collierville	TN	Federal Express Corporation / FedEx Techconnect, Inc.	Industrial	126,213	5/31/2021	100%
4001 International Pkwy.	Carrollton	TX	Motel 6 Operating, LP (Accor S.A.)	Office	138,443	7/31/2015	100%
2050 Roanoke Rd.	Westlake	TX	TD Auto Finance LLC	Office	130,290	12/31/2016	100%
19500 Bulverde Rd.	San Antonio	TX	Elsevier STM Inc. (Reed Elsevier Inc.)	Industrial	559,258	3/31/2016	100%
13651 McLearen Rd.	Herndon	VA	United States of America	Office	159,644	5/30/2018	100%
			Consolidated Portfolio Total		7,988,177		97.5%

The 2013 net effective annual rent for the consolidated portfolio as of December 31, 2013 was $8.36 per square foot, excluding land investments, and the weighted-average remaining lease term was 23.1 years.

The following chart sets forth certain information regarding lease expirations for the next ten years in our consolidated portfolio:

Year	Number of Lease Expirations	Square Feet	Annual Rent ($000)	Percentage of Annual Rent
2014	16	790,461	$2,838	3.9%
2015	18	524,051	8,804	12.1%
2016	7	1,005,589	7,372	10.1%
2017	5	1,476,662	7,869	10.8%
2018	5	568,033	9,262	12.7%
2019	3	28,091	310	0.4%
2020	3	422,971	4,360	6.0%
2021	1	126,213	751	1.0%
2022	2	417,210	2,144	2.9%
2023	2	235,109	2,160	3.0%

The following chart sets forth the 2013 annual GAAP base rent ($000) based on the credit rating of our consolidated tenants at December 31, 2013(1):

	GAAP Base Rent	Percentage
Investment Grade	$36,618	50.3%
Non-investment Grade	5,783	7.9%
Unrated	30,445	41.8%
	$72,846	100.0%
(1) Credit ratings are based upon either tenant, guarantor or parent/sponsor. Generally, all multi-tenant assets are included in unrated. See Item 1A “Risk Factors”, above.

Item 3. Legal Proceedings

From time to time we are directly and indirectly involved in legal proceedings arising in the ordinary course of our business. We believe, based on currently available information, and after consultation with legal counsel, that although the outcomes of those normal course proceedings are uncertain, the results of such proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition and results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

General. There is no established public trading market for the OP units.

Holders. As of March 14, 2014, we had approximately 338 holders of record of OP units.

Distributions. Since our formation in 1986, we have made quarterly distributions without interruption.

The weighted-average distributions per OP unit paid in each quarter for the last two years are as follows:

Quarters Ended	2013	2012
March 31,	$0.22	$0.22
June 30,	$0.22	$0.22
September 30,	$0.22	$0.22
December 31,	$0.22	$0.24

While we intend to continue paying regular quarterly distributions to holders of our OP units, the authorization of future distribution declarations will be at the discretion of our general partner and Lexington's Board of Trustees and will be subject to the terms of our partnership agreement and will depend on our and Lexington's actual cash flow, our and Lexington's financial condition and capital requirements, Lexington's annual distribution requirements under the REIT provisions of the Code and such other factors as our general partner and Lexington's Board of Trustees deems relevant. The actual cash flow available to pay distributions will be affected by a number of factors, including, among others, the risks discussed under “Risk Factors” in Part I, Item 1A and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

We do not believe that the financial covenants contained in our debt instruments, or the debt we guarantee, will have any adverse impact on our ability to pay distributions in the normal course of business to our OP unitholders.

Holders of OP units are able to participate in the dividend reinvestment component of Lexington's Direct Share Purchase Plan, where they can reinvest distributions on their OP units in Lexington's common shares at a discount.

Recent Sales of Unregistered Securities. During the fourth quarter of 2013, (1) we issued approximately 9.9 million in the aggregate OP units to Lexington in connection with Lexington's contribution of $108.8 million of proceeds from a common share offering and (2) we issued 28,921 OP units to Lexington in connection with Lexington's issuance of 32,565 common shares upon the redemption of OP units held by third parties. These OP units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. In addition, in the merger of LCIF II with and into us, we exchanged approximately 1.0 million OP units in LCIF II for an equal number of our OP units. These OP units were issued in reliance on the exemption from registration under Section 3(a)(9) of the Securities Act.

In June 2013, we guaranteed $250.0 million aggregate principal amount of Lexington's 4.25% Senior Notes, which were issued in a private offering in reliance on the exemptions from registration provided by Section 4(a)(2), Rule 144A and Regulation S of the Securities Act. We guaranteed $250.0 million original principal amount of Lexington’s 4.25% Senior Notes due 2023 that have been registered under the Securities Act and were issued in exchange for the 4.25% Senior Notes.

Recent Purchases of Equity Securities. During the fourth quarter of 2013, we repurchased and retired all outstanding (approximately 2.7 million in the aggregate) Class B Preferred Units held by Lexington for an aggregate purchase price of $64.7 million.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated summary financial data as of, and for each of the years ended December 31, 2013, 2012, 2011, 2010 and 2009. Our selected historical financial data is qualified in its entirety by reference to, and should be read in conjunction with, the “Risk factors” section included elsewhere in this Annual Report, our consolidated financial statements and notes thereto included elsewhere in this Annual Report, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included elsewhere in this Annual Report for additional information.

On December 30, 2013, LCIF II was merged with and into us, with us as the surviving entity. Except as otherwise expressly provided herein, information presented in this Annual Report reflects the combined operations of us and LCIF II as if the merger of LCIF II with and into us occurred as of the earliest date.

The consolidated balance sheet information as of December 31, 2013 and 2012 and the consolidated statement of operations information and the consolidated statement of cash flows information for the years ended 2013, 2012 and 2011 has been derived from our historical consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated balance sheet information as of December 31, 2010 and 2009 and the consolidated statement of operations information and the consolidated statements of cash flows information for the year ended December 31, 2009 have been derived from unaudited historical consolidated financial statements not included in this Annual Report.

	Years ended December 31,
(in thousands, except per unit data and ratios)	2013	2012	2011	2010	2009
					(unaudited)
Total gross revenues	$78,323	$64,012	$61,208	$60,262	$60,213
Expenses applicable to revenues	(37,525)	(35,020)	(34,791)	(34,201)	(33,871)
Interest and amortization expense	(13,111)	(14,883)	(16,113)	(18,759)	(20,457)
Income from continuing operations	10,667	12,806	14,303	12,432	3,007
Total discontinued operations	3,033	(2,064)	(9,507)	12,540	(20,105)
Net income (loss)	13,700	10,742	4,796	24,972	(17,098)
Income from continuing operations per unit	0.20	0.33	0.39	0.34	0.08
Income (loss) from discontinued operations per unit	0.06	(0.05)	(0.26)	0.35	(0.55)
Net income (loss) per unit	0.26	0.28	0.13	0.69	(0.47)
Cash distributions per weighted-average unit (rounded)	0.87	0.90	0.82	0.78	0.55
Net cash provided by operating activities	43,272	37,720	43,676	48,345	39,773
Net cash provided by (used in) investing activities	(285,645)	(56,530)	(6,516)	(54,373)	60,372
Net cash provided by (used in) financing activities	248,190	6,984	(35,632)	10,167	(84,517)
Ratio of earnings to fixed charges	1.82	1.86	1.81	1.66	1.15

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
				(unaudited)	(unaudited)
Real estate assets, net, including real estate - intangible assets	$829,484	$567,153	$542,097	$561,696	$608,571
Loans receivable, net	19,220	56,208	59,749	72,996	36,972
Total assets	914,439	675,697	665,114	694,782	693,312
Mortgages and notes payable, including discontinued operations	339,179	204,664	290,184	316,818	342,203
Co-borrower debt	91,551	50,986	13,451	12,881	49,862
Partners' capital	448,067	216,544	200,047	225,574	191,761

Item. 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this discussion, we have included statements that may constitute “forward-looking statements.” Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements may relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed in “Risk Factors” and “Cautionary Statements Concerning Forward-Looking Information” sections included elsewhere in this Annual Report.

Overview

General. We were formed as a limited partnership on March 14, 1986 under the laws of the state of Delaware to invest in existing real estate properties net-leased to corporations or other entities.

Our purpose includes the conduct of any business that may be conducted lawfully by a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act, except that our partnership agreement requires business to be conducted in such a manner that will permit LXP to continue to be classified as a REIT under Sections 856 through 860 of the Code, unless LXP ceases to qualify as a REIT for reasons other than the conduct of our business. On December 30, 2013, LCIF II was merged with and into us, with us as the surviving entity. Except as otherwise expressly provided herein, information presented in this Annual Report reflects the combined operations of us and LCIF II as if the merger of LCIF II with and into us occurred as of the earliest date.

Our business is substantially the same as the business of LXP and includes investment in single-tenant assets; except that we are dependent on LXP for management of our operations and future investments. We do not have any employees, executive officers or a board of directors. LXP also invests in assets and conducts business directly and through other subsidiaries. LXP allocates investments to itself and its other subsidiaries or to us as it deems appropriate and in accordance with certain obligations under our partnership agreement with respect to allocations of non-recourse liabilities.

LXP, through Lex GP and Lex LP, holds, as of December 31, 2013, 95.0% of our outstanding OP units. Our remaining OP units are beneficially owned by E. Robert Roskind, Chairman of LXP, and certain non-affiliated investors. As the sole equity owner of our general partner, LXP has the ability to control all of our day-to-day operations, subject to the terms of our partnership agreement.

 Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.

Critical Accounting Policies. The accompanying consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and related disclosures of contingent assets and liabilities. A summary of our significant accounting policies, as applicable, which are important to the portrayal of its financial condition and results of operations, is set forth in note 2 to the 2013 Consolidated Financial Statements, which are included elsewhere in this Annual Report.

The following is a summary of the critical accounting policies, which require some of the most difficult, subjective and complex judgments.

Basis of Presentation and Consolidation. The consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect our accounts and the accounts of our consolidated subsidiaries. We consolidate our wholly-owned subsidiaries, partnerships and joint ventures, if any, which we control through (1) voting rights or similar rights or (2) by means other than voting rights if we are the primary beneficiary of a variable interest entity, which we refer to as a VIE. Entities which we do not control and entities which are VIEs in which we are not the primary beneficiary are generally accounted for by the equity method. Significant judgments and assumptions are made by Lex GP, as the general partner, to determine whether an entity is a VIE such as those regarding an entity's equity at risk, the entity's equity holders' obligations to absorb anticipated losses and other factors. In addition, the determination of the primary beneficiary of a VIE requires judgment to determine the party that has (1) power over the significant activities of the VIE and (2) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.

Judgments and Estimates. Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare the consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on our management's best estimates and judgment. Our management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Our management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and entities that should be consolidated, the determination of impairment of long-lived assets and loans receivable and the valuation and the useful lives of long-lived assets.

Purchase Accounting and Acquisition of Real Estate. The fair value of the real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant. The “as-if-vacant” value is then allocated to land and building and improvements based on our management's determination of relative fair values of these assets. Factors considered by our management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, our management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Our management also estimates costs to execute similar leases including leasing commissions.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the difference between the current in-place lease rent and management's estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods and bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationship values, is measured by the excess of (1) the purchase price paid for a property over (2) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationship values based on management's evaluation of the specific characteristics of each tenant's lease. The value of in-place leases is amortized to expense over the remaining non-cancelable periods and any bargain renewal periods of the respective leases. The value of tenant relationships is amortized to expense over the applicable lease term plus expected renewal periods.

Revenue Recognition. We recognize lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. In those instances in which we fund tenant improvements and the improvements are deemed to be owned by us, as applicable, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When our management determines that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. Determining if a tenant allowance is a lease incentive requires significant judgment. We recognize lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease; otherwise the lease termination payment is amortized on a straight-line basis over the remaining obligation period. All above-market lease assets, below-market lease liabilities and deferred rent assets or liabilities for terminated leases are charged against or credited to rental revenue in the period the lease is terminated. All other capitalized lease costs and lease intangibles are accelerated via amortization expense to the date of termination.

Gains on sales of real estate are recognized based on the specific timing of the sale as measured against various criteria related to the terms of the transactions and any continuing involvement associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent either we sell a property and retain a partial ownership interest in the property, we recognize gain to the extent of the third-party ownership interest.

Accounts Receivable. Our management continuously monitors collections from our tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that it has identified.

Impairment of Real Estate. Our management evaluates the carrying value of all tangible and intangible real estate assets for possible impairment when an event or change in circumstance has occurred that indicates its carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset's carrying value, an impairment charge is recognized to the extent by which the asset's carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

Loans Receivable. Our management evaluates the collectability of both interest and principal of any loans receivable and, if circumstances warrant, to determine whether the loan is impaired. A loan is considered to be impaired, when based on current information and events, it is probable that the holder will be unable to collect all amounts due according to the existing contractual terms. Significant judgments are required in determining whether impairment has occurred. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate, the loan's observable current market price or the fair value of the underlying collateral. Interest on impaired loans is recognized on a cash basis.

Acquisition, Development and Construction Arrangements. Our management evaluates loans receivable where we participate in residual profits through loan provisions or other contracts to ascertain whether we have the same risks and rewards as an owner or a joint venture partner. Where management concludes that such arrangements are more appropriately treated as an investment in real estate, such loan receivable is reflected as an equity investment in real estate under construction in the Consolidated Balance Sheets. In these cases, no interest income is recorded on the loan receivable and capitalized interest is recorded during the construction period. In arrangements where we engage a developer to construct a property or provide funds to a tenant to develop a property, the funds provided to the developer/tenant and internal costs of interest and real estate taxes, if applicable, are capitalized during the construction period.

The accounting for these critical accounting policies and implementation of accounting guidance issued in the future involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management's future estimates with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from financial conditions and results reported based on management's current estimates.

Liquidity

General. Our principal sources of liquidity have been (1) undistributed cash flows generated from our investments, (2) the public and private equity and debt markets, including issuances of OP units to LXP, (3) property specific debt, (4) corporate level borrowings in conjunction with LXP, (5) commitments from co-investment partners and (6) proceeds from the sales of investments.

Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all distribution payments in accordance with our partnership agreement requirements in both the short-term and long-term. However, without a capital event, which would most likely involve LXP, we do not have the ability to fund balloon payments on maturing mortgages or acquire new investments.

Cash flows from operations as reported in the Consolidated Statements of Cash Flows totaled $43.3 million, $37.7 million and $43.7 million for 2013, 2012 and 2011, respectively. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements and loan interest payments from borrowers, and (2) the payment of interest on mortgage debt and operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program. Cash flows from operations are also impacted by the level of acquisition volume and sales of properties.

Net cash used in investing activities totaled $285.6 million, $56.5 million and $6.5 million in 2013, 2012 and 2011, respectively. Cash used in investing activities related primarily to investments in real estate properties, co-investment programs and loans receivable, and an increase in deferred leasing costs, deposits and restricted cash. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of loans receivable, distributions from non-consolidated entities in excess of accumulated earnings and changes in escrow deposits and restricted cash. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $248.2 million, $7.0 million and $(35.6) million in 2013, 2012 and 2011, respectively. Cash provided by financing activities was primarily attributable to net proceeds from non-recourse mortgages, co-borrower debt, issuance of OP units and related party advances, net. Cash used by financing activities was primarily attributable to distribution payments, redemption of OP units, related party payments, net, debt payments and repurchases and an increase in deferred financing costs.

OP units. Substantially all outstanding OP units are redeemable by the holder of the OP unit at certain times for approximately 1.13 common shares of LXP per one OP unit or, at Lex GP’s election, with respect to certain OP units, cash. Substantially all outstanding OP units require the operating partnership to pay quarterly distributions to the holders of such OP units equal to the dividends paid to LXP common shareholders on an as redeemed basis and the remaining OP units have stated distributions in accordance with their respective partnership agreement. To the extent that LXP’s dividend per share is less than a stated distribution per OP unit per the applicable partnership agreement, the stated distributions per OP unit are reduced by the percentage reduction in LXP's dividend. LXP and us are parties to a funding agreement under which each party may be required to fund distributions made on account of OP units or dividends made on account of LXP common shares. No OP units have a liquidation preference.

Prior to the effective date of the merger of LCIF II with and into us, we and LCIF II had a total of approximately 3.6 million aggregate OP units outstanding other than OP units held by LXP. Approximately 0.2 million former LCIF II OP units elected or were deemed to elect the cash consideration in the merger by the February 1, 2014 deadline and were converted into the right to receive such cash consideration.

As a result of the general deterioration in real estate values which commenced in 2008, few sellers of real estate have been seeking OP units as a form of consideration. Therefore, the number of OP units not owned, directly or indirectly, by LXP that will be outstanding in the future may decrease as such OP units are redeemed for LXP common shares.

Property Specific Debt. As of December 31, 2013 and December 31, 2012, we had $339.2 million and $204.7 million, respectively, of consolidated property specific debt outstanding. As of December 31, 2013, we had no property specific debt with related balloon payments maturing in 2014 and $37.5 million of property specific debt with related balloon payments maturing in 2015. If a mortgage is unable to be refinanced upon maturity, we will be dependent on LXP’s liquidity resources to satisfy such mortgage to avoid transferring the underlying property to the lender or selling the underlying property to a third party.

The mortgages encumbering the properties in which we have an interest are generally non-recourse to us such that the title of the property may be transferred in satisfaction of the mortgage obligation. During 2013, we conveyed two properties in satisfaction of the aggregate $29.9 million non-recourse secured mortgage loans. There are significant risks associated with conveying properties to lenders through foreclosure which are described in "Risk Factors" included elsewhere or incorporated by reference in this Annual Report.

The current economic environment has impacted our ability to obtain property specific debt on favorable terms in many cases. In 2008, property specific mortgage lending nearly ceased. Since then, the number of lenders and available loan proceeds have diminished significantly. In addition, the required loan to value ratios have decreased and the covenants, including required reserve amounts, have increased. Accordingly, we may not be able to find favorable financing to refinance existing mortgages upon maturity.

Corporate Borrowings. We, together with LXP, are borrowers under LXP’s corporate borrowing facilities. Outstanding indebtedness is recorded on the books of the applicable borrower requesting and receiving the proceeds of such indebtedness. However, we do not have the independent ability without LXP to obtain funds from such borrowing facilities.

Co-investment Programs and Joint Ventures. We believe that entering into co-investment programs and joint ventures with institutional investors and other real estate companies is a good way to access private capital while mitigating its risks in certain assets and increasing its return on equity to the extent it earns management or other fees. However, due to LXP’s REIT status, we are prohibited from earning management fees because we are not taxable REIT subsidiaries. As a result, LXP’s investments in co-investment programs and joint ventures are generally outside of us.

Capital Recycling. Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During 2013, we disposed of our interests in properties for a gross disposition price of $37.3 million. The net proceeds received from dispositions were primarily used to retire indebtedness and make new investments. In addition, in 2013, we disposed of our interests in two properties via foreclosure in full satisfaction of an aggregate $29.9 million of related non-recourse mortgages.

Liquidity Needs. Our principal liquidity needs are the contractual obligations set forth below under “–Contractual Obligations” and the payment of distributions to the holders of OP units, each as applicable.

If we are unable to satisfy our liquidity needs with cash flow from operations, we intend to use borrowings, including from Lexington, and, with respect to distributions to the holders of OP units, the funding agreement described above. If such borrowings are unavailable, we or one of our subsidiaries may default on our obligations or lose our assets in foreclosure or through bankruptcy proceedings.

Capital Resources

General. Due to the net-lease structure of a majority of our investments, we historically have not incurred significant expenditures in the ordinary course of business to maintain the properties in which we have an interest. However, particularly since 2008, as leases have expired, we have incurred costs in extending the existing tenant leases, re-tenanting the properties with a single-tenant, or converting the property to multi-tenant use. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.

Single-Tenant Properties. We do not anticipate significant capital expenditures at the single-tenant properties in which we have an interest since these properties are generally subject to net or similar leases where the tenants at these properties bear all or substantially all of the cost of property operations, maintenance and repairs. However, at certain properties subject to net-leases, we are responsible for replacement and/or repair of certain capital items, which may or may not be reimbursed. In addition, at certain single-tenant properties that are not subject to a net-lease, we have a level of property operating expense responsibility, which may or may not be reimbursed.

Multi-Tenant Properties. Primarily as a result of non-renewals at single-tenant net-lease properties, we may have interests in multi-tenant properties. While tenants are generally responsible for increases over base year expenses, the landlord would be generally responsible for the base-year expenses and capital expenditures at these properties.

Vacant Properties. To the extent there is a vacancy in a property, we would be obligated for all operating expenses, including real estate taxes and insurance. If a property is vacant for an extended period of time, we may incur substantial capital expenditure costs to re-tenant the property.

Property Expansions. Under certain leases, tenants have the right to expand the facility located on a property in which we have an interest. In the past, these expansions have generally been funded, and in the future we expect these expansions to generally be funded, with either additional secured borrowings, the repayment of which was, and will be, funded out of rental increases under the leases covering the expanded properties, borrowings under LXP's unsecured revolving credit facility or capital contributions from LXP.

Ground Leases. The tenants of properties in which we have an interest generally pay the rental obligations on ground leases either directly to the fee holder or to the landlord as increased rent. However, we are responsible for these payments under certain leases and at vacant properties.

Environmental Matters. Based upon management's ongoing review of the properties in which we have an interest, management is not aware of any environmental condition with respect to any of these properties, which would be reasonably likely to have a material adverse effect on us. There can be no assurance, however, that (1) the discovery of environmental conditions, which were previously unknown, (2) changes in law, (3) the conduct of tenants or (4) activities relating to properties in the vicinity of the properties in which we have has an interest, will not expose us to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the tenants of properties in which we have an interest.

Results of Operations
Year ended December 31, 2013 compared with the year ended December 31, 2012. The increase in total gross revenues in 2013 of $14.3 million is primarily attributable to an increase in rental revenue. The increase in rental revenue was primarily due to new property acquisition revenue of $16.2 million, offset by a reduction of $1.2 million due to lease extensions entered into at rents below previous rental amounts and $1.0 million related to an increase in vacancy at one property.
 Depreciation and amortization increased $1.9 million primarily due to property acquisitions.
The increase in property operating expense of $0.6 million is primarily due to operating expenses incurred at a newly acquired property.
The decrease in interest and amortization expense of $1.8 million was primarily due to retirement of debt.
Non-operating income decreased $1.2 million primarily due to reduced interest income earned on a loan receivable, which was in default, secured by an office property in Schaumburg, Illinois.
 The decrease in litigation reserve of $0.9 million relates to litigation, which was settled in 2012.
 The increase in debt satisfaction charges, net, of $1.6 million was primarily due to defeasance costs and write-off of deferred financing costs relating to the satisfaction of secured non-recourse mortgage debt in 2013.
The loan loss in 2013 relates to a $13.9 million loan loss recognized on our loan receivable collateralized by an office property in Westmont, Illinois.
 Discontinued operations represent properties sold or held for sale. The increase in total income from discontinued operations of $5.1 million is primarily due to an increase in debt satisfaction gains, net, of $3.1 million, a $2.1 million increase in income from discontinued operations and an increase in gains on sales of properties of $9.9 million, offset in part by an increase in impairment charges of $10.0 million.
 The increase in net income of $3.0 million was primarily due to the items discussed above.

Year ended December 31, 2012 compared with the year ended December 31, 2011. The increase in total gross revenues in 2012 of $2.8 million is primarily attributable to an increase in rental revenue of $2.6 million. The increase in rental revenue was primarily due to new property acquisition revenue of $2.3 million.
 The decrease in interest and amortization expense of $1.2 million was primarily due to the retirement of debt.
 The increase in property operating expense of $0.5 million was primarily due to an increase in real estate tax expense at certain properties.
 Non-operating income decreased $4.5 million due to the satisfaction of loans receivable resulting in less interest earned and reduced interest income earned on a loan receivable, which was in default, secured by an office property in Schaumburg, Illinois.
The litigation reserve of $0.9 million in 2012 relates to a litigation that was settled with a payment by us of $0.9 million.
 Discontinued operations represent properties sold or held for sale. The decrease in net loss from discontinued operations of $7.4 million was primarily due to a decrease in impairment charges of $14.0 million, offset by an increase in debt satisfaction charges, net, of $1.3 million and a decrease in income from discontinued operations of $5.1 million.
 The increase in net income of $5.9 million was primarily due to the items discussed above.
 The increase in net income in future periods will be closely tied to the level of acquisitions made by us and leasing activity. Without acquisitions and favorable leasing activity, the sources of growth in net income are limited to index-adjusted rents (such as the consumer price index), reduced interest expense on amortizing mortgages and debt refinancings and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates, decreased occupancy rates, tenant monetary defaults, delayed acquisitions and the other risks described in our periodic reports filed with the Commission.

Off-Balance Sheet Arrangements

We are co-borrowers or guarantors of corporate borrowing facilities and debt securities of LXP. In addition, we, from time to time, guarantee certain tenant improvement allowances and lease commissions on behalf of subsidiaries when required by the related tenant or lender. However, we do not believe these guarantees are material to us as the obligations under and risks associated with such guarantees are priced into the rent under the lease or the value of the property.

Contractual Obligations

The following summarizes our principal contractual obligations as of December 31, 2013 ($000's)(1):

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Mortgages and notes payable(2)	$1,828	$39,028	$16,558	$10,369	$1,759	$269,637	$339,179
Mortgages and notes interest payable	17,125	15,828	14,508	13,818	13,489	80,602	155,370
Operating lease obligations(3)	277	277	277	269	230	2,748	4,078
Co-borrower debt(4)	—	—	—	9,679	30,450	51,422	91,551
	$19,230	$55,133	$31,343	$34,135	$45,928	$404,409	$590,178

(1)	Excludes related party advances, which are due upon demand.

(2)	Includes balloon payments

(3)	Includes ground lease payments. Amounts disclosed do not include rents that adjust to fair market value.

(4)	We are co-borrowers with Lexington under a revolving credit facility and term loans. We are allocated a portion of this debt pursuant to an allocation agreement with Lexington.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates primarily to our fixed-rate debt and, to the extent we rely on LXP for liquidity, LXP’s variable-rate debt. As of December 31, 2013 and 2012, we had $9.7 million and $0, respectively, of variable-rate co-borrower debt on our consolidated balance sheet. During 2013 and 2012, our variable-rate indebtedness had a weighted-average interest rate of 2.0% and 2.5%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2013 and 2012 would have been increased by approximately $229 thousand and $126 thousand, respectively.

As of December 31, 2013 and December 31, 2012, our consolidated fixed-rate debt, including co-borrower debt, was $421.1 million and $255.7 million, respectively, which represented 97.8% and 100.0% of total long-term indebtedness, respectively.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of December 31, 2013 and are indicative of the interest rate environment as of December 31, 2013, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt, including co-borrower debt, was $421.9 million.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on cash flows and to lower overall borrowing costs. To achieve these objectives, we manage exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

LEPERCQ CORPORATE INCOME FUND L.P. CONSOLIDATED ANNUAL FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Partners
Lepercq Corporate Income Fund L.P.:

We have audited the accompanying consolidated balance sheets of Lepercq Corporate Income Fund L.P. and subsidiaries (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lepercq Corporate Income Fund L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

New York, New York
March 17, 2014

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except unit data)
As of December 31,

	2013	2012
Assets:
Real estate, at cost	$892,621	$724,819
Real estate - intangible assets	154,768	74,193
	1,047,389	799,012
Less: accumulated depreciation and amortization	217,905	231,859
Real estate, net	829,484	567,153
Cash and cash equivalents	13,164	7,347
Restricted cash	4,328	8,427
Investment in and advances to non-consolidated entity	5,098	3,596
Deferred expenses (net of accumulated amortization of $3,650 in 2013 and $4,222 in 2012)	10,174	6,963
Loans receivable, net	19,220	56,208
Rent receivable - current	1,127	768
Rent receivable - deferred	19,594	12,801
Other assets	12,250	12,434
Total assets	$914,439	$675,697

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable	$339,179	$204,664
Co-borrower debt	91,551	50,986
Related party advances, net	7,703	179,492
Accounts payable and other liabilities	7,412	9,212
Accrued interest payable	1,307	1,021
Deferred revenue - including below market leases (net of accumulated accretion of $2,705 in 2013 and $2,413 in 2012)	611	920
Distributions payable	13,606	9,891
Prepaid rent	5,003	2,967
Total liabilities	466,372	459,153

Commitments and contingencies
Partners' capital	448,067	216,544
Total liabilities and partners' capital	$914,439	$675,697

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except unit data)
Years ended December 31,

	2013	2012	2011
Gross revenues:
Rental	$72,846	$58,700	$56,111
Tenant reimbursements	5,477	5,312	5,097
Total gross revenues	78,323	64,012	61,208
Expense applicable to revenues:
Depreciation and amortization	(26,217)	(24,323)	(24,638)
Property operating	(11,308)	(10,697)	(10,153)
General and administrative	(4,783)	(4,878)	(4,907)
Non-operating income	3,431	4,613	9,064
Interest and amortization expense	(13,111)	(14,883)	(16,113)
Debt satisfaction gains (charges), net	(1,560)	1	(8)
Loan loss	(13,939)	—	—
Litigation reserve	—	(912)	—
Income before provision for income taxes, equity in losses of non-consolidated entity and discontinued operations	10,836	12,933	14,453
Provision for income taxes	(81)	(94)	(150)
Equity in losses of non-consolidated entity	(88)	(33)	—
Income from continuing operations	10,667	12,806	14,303
Discontinued operations:
Income (loss) from discontinued operations	334	(1,742)	3,355
Debt satisfaction gains (charges), net	1,709	(1,411)	(79)
Gains on sales of properties	11,027	1,089	1,181
Impairment charges	(10,037)	—	(13,964)
Total discontinued operations	3,033	(2,064)	(9,507)
Net income	$13,700	$10,742	$4,796
Income (loss) per unit:
Income from continuing operations	$0.20	$0.33	$0.39
Income (loss) from discontinued operations	0.06	(0.05)	(0.26)
Net income	$0.26	$0.28	$0.13
Weighted-average units outstanding	52,728,387	38,137,615	36,089,008

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
($000, except unit amounts)
Year ended December 31,

	Units	Partners' Capital
Balance December 31, 2010	36,089,008	$225,574
Changes in co-borrower debt	—	(570)
Distributions	—	(29,753)
Net Income	—	4,796
Balance December 31, 2011	36,089,008	200,047
Changes in co-borrower debt	—	(37,535)
Issuance of units	8,042,024	77,558
Distributions	—	(34,268)
Net Income	—	10,742
Balance December 31, 2012	44,131,032	216,544
Changes in co-borrower debt	—	7,435
Issuance of units	26,823,469	320,914
Redemption of units	(2,673,799)	(64,739)
Distributions	—	(45,787)
Net Income	—	13,700
Balance December 31, 2013	68,280,702	$448,067

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Year ended December 31,

	2013	2012	2011
Cash flows from operating activities:
Net income	$13,700	$10,742	$4,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,535	27,617	29,380
Gains on sales of properties	(11,027)	(1,089)	(1,181)
Debt satisfaction (gains) charges, net	(1,739)	1,404	80
Impairment charges and loan losses	23,976	—	13,964
Straight-line rents	(7,804)	(1,065)	(751)
Other non-cash income, net	(2,241)	(778)	(3,519)
Equity in losses of non-consolidated entity	88	33	—
Increase in accounts payable and other liabilities	174	586	487
Change in rent receivable and prepaid rent, net	1,678	(587)	(359)
Change in accrued interest payable	286	(125)	33
Other adjustments, net	(1,354)	982	746
Net cash provided by operating activities	43,272	37,720	43,676
Cash flows from investing activities:
Investment in real estate, including intangible assets	(311,008)	(59,225)	—
Investment in real estate under construction	(6,033)	—	(39,015)
Capital expenditures	(4,680)	(4,078)	(9,664)
Net proceeds from sale of properties	36,055	—	27,140
Principal payments received on loans receivable	1,606	4,151	19,457
Investment in loans receivable	—	—	(2,190)
Investments in and advances to non-consolidated entity	—	(189)	—
Distributions from non-consolidated entity in excess of accumulated earnings	359	725	—
Increase in deferred leasing costs	(855)	(1,829)	(3,484)
Change in escrow deposits and restricted cash	(1,089)	3,915	35
Real estate deposits, net	—	—	1,205
Net cash used investing activities	(285,645)	(56,530)	(6,516)
Cash flows from financing activities:
Distributions to partners	(14,180)	(2,202)	(2,049)
Principal amortization payments	(4,657)	(6,601)	(7,371)
Principal payments on debt, excluding normal amortization	(44,397)	(74,000)	(34,321)
Proceeds of mortgages and notes payable	213,500	—	15,000
Change in co-borrower debt, net	48,000	—	—
Increase in deferred financing costs	(4,620)	(31)	(265)
Related party advances (payments), net	10,517	89,818	(6,626)
Issuance of OP units	108,766	—	—
Redemption of OP units	(64,739)	—	—
Net cash provided by (used) in financing activities	248,190	6,984	(35,632)
Change in cash and cash equivalents	5,817	(11,826)	1,528
Cash and cash equivalents, at beginning of year	7,347	19,173	17,645
Cash and cash equivalents, at end of year	$13,164	$7,347	$19,173

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(1)    The Partnership

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership subsidiary for Lexington. On December 30, 2013, another operating partnership subsidiary for Lexington, Lepercq Corporate Income Fund II L.P. (“LCIF II”) was merged with and into the Partnership, with the Partnership as the surviving entity. As the merger was between entities under common control, the operations of LCIF II were combined with the Partnership in these consolidated financial statements at the historical cost basis and all periods presented include the results of operations of LCIF II. As of December 31, 2013 and 2012, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner, owned approximately 95.0% and 91.4%, respectively, of the outstanding units of the Partnership.

The Partnership owns a diversified portfolio of equity and debt investments in single-tenant properties and land. As of December 31, 2013 and 2012, the Partnership had equity ownership interests in 42 consolidated properties located in 24 states. A majority of the real properties in which the Partnership had an interest and all land interests are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost, including cost increases, for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the landlord is responsible for certain operating expenses.

(2)    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The Partnership's consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements reflect the accounts of the Partnership and its consolidated subsidiaries. The Partnership consolidates its wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Partnership is the primary beneficiary of a variable interest entity (“VIE”). Entities which the Partnership does not control and entities which are VIEs in which the Partnership is not the primary beneficiary are accounted for under appropriate GAAP.

If an investment is determined to be a VIE, the Partnership performs an analysis to determine if the Partnership is the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity, it must have (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits of an entity that could potentially be significant to the VIE.

Consolidated Variable Interest Entity. The Partnership's consolidated VIE was determined to be a VIE primarily because the entity's equity holders' obligation to absorb losses is protected. The Partnership determined that it was the primary beneficiary of the VIE because it has a controlling financial interest in the entity.

The Partnership's wholly-owned entity which owns an office building in Greenville, South Carolina is a VIE and is consolidated by the Partnership. The tenant has an option to purchase the property on December 31, 2014 at fair market value, but not for less than $10,710 and not for greater than $11,550. If the tenant does not exercise the purchase option, the Partnership has the right to require the tenant to purchase the property for $10,710.

Earnings Per Unit. Net income (loss) per unit is computed by dividing net income (loss) by the weighted-average number of units outstanding during the period. There are no potential dilutive securities.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Unit Redemptions. The Partnership's limited partner units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for Lexington shares of beneficial interests, par value $0.0001 per share classified as common stock (“common shares”), on a one to approximately 1.13 basis, subject to future adjustments. These units are not otherwise mandatory redeemable by the Partnership. As of December 31, 2013, Lexington's common shares had a closing price of $10.21 per share. After giving effect to the merger of LCIF II with and into the Partnership, assuming all outstanding limited partner units not held by Lexington were redeemed on such date, the estimated fair value of the units was $41,592.

Allocation of Overhead Expenses. The Partnership does not pay a fee to the General Partner for the day-to-day management of the Partnership. Certain expenses incurred by the General Partner and its affiliates, including Lexington, such as corporate-level interest, amortization of deferred loan costs, payroll and general and administrative expenses are allocated to the Partnership and reimbursed to the General Partner in accordance with the Partnership agreement. The allocation is based upon gross rental revenues.

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $45,787 ($0.87 per weighted average unit), $34,268 ($0.90 per weighted-average unit) and $29,753 ($0.82 per weighted-average unit) to its partners during the years ended December 31, 2013, 2012 and 2011, respectively. Certain units owned indirectly by Lexington are entitled to distributions of $3.25 per unit.

Use of Estimates. The Partnership has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. The Partnership evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. The Partnership adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets, loans receivable and equity method investments and the useful lives of long-lived assets. Actual results could differ materially from those estimates.

Fair Value Measurements. The Partnership follows the guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("Topic 820"), to determine the fair value of financial and non-financial instruments. Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 - observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 - unobservable inputs, which are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Partnership utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counterparty credit risk.

Revenue Recognition. The Partnership recognizes lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured. If the Partnership funds tenant improvements and the improvements are deemed to be owned by the Partnership, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. If the Partnership determines that the tenant allowances are lease incentives, the Partnership commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Partnership recognizes lease termination fees as rental revenue in the period received and writes off unamortized lease-related intangible and other lease-related account balances, provided there are no further Partnership

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period with the termination payments being recorded as a component of rent receivable-deferred or deferred revenue on the Consolidated Balance Sheets.

Gains on sales of real estate are recognized based upon the specific timing of the sale as measured against various criteria related to the terms of the transactions and any continuing involvement associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent the Partnership sells a property and retains a partial ownership interest in the property, the Partnership recognizes gain to the extent of the third-party ownership interest.

Accounts Receivable. The Partnership continuously monitors collections from tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Partnership has identified. As of December 31, 2013 and 2012, the Partnership's allowance for doubtful accounts was not significant.

Purchase Accounting and Acquisition of Real Estate. The fair value of the real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. Acquisition costs are expensed as incurred and are included in property operating expense in the accompanying Consolidated Statement of Operations. Also, noncontrolling interests acquired are recorded at estimated fair market value.

The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant. The “as-if-vacant” value is then allocated to land and building and improvements based on management's determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. The Partnership also estimates costs to execute similar leases including leasing commissions.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the difference between the current in-place lease rent and the Partnership's estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods and bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationship values, is measured by the excess of (1) the purchase price paid for a property over (2) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationship values based on management's evaluation of the specific characteristics of each tenant's lease. The value of in-place leases is amortized to expense over the remaining non-cancelable periods and any bargain renewal periods of the respective leases. The value of tenant relationships are amortized to expense over the applicable lease term plus expected renewal periods.

Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Partnership generally depreciates its real estate assets over periods ranging up to 40 years.

Impairment of Real Estate. The Partnership evaluates the carrying value of all tangible and intangible real estate assets held for investment for possible impairment when an event or change in circumstance has occurred that indicates its carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset's carrying value, an impairment charge is recognized to the extent by which the asset's carrying value exceeds the estimated fair value, which may be below the balance of any non-recourse financing. Estimating future cash flows and fair values is highly subjective and such estimates could differ materially from actual results.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Investments in Non-Consolidated Entities. The Partnership accounts for its investments in 50% or less owned entities under the equity method, unless consolidation is required. If the Partnership's investment in the entity is insignificant and the Partnership has no influence over the control of the entity then the entity is accounted for under the cost method.

Impairment of Equity Method Investments. The Partnership assesses whether there are indicators that the value of its equity method investments may be impaired. An impairment charge is recognized only if the Partnership determines that a decline in the value of the investment below its carrying value is other-than-temporary. The assessment of impairment is highly subjective and involves the application of significant assumptions and judgments about the Partnership's intent and ability to recover its investment given the nature and operations of the underlying investment, among other factors. To the extent an impairment is deemed to be other-than-temporary, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

Loans Receivable. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of an allowance for loan losses when such loan is deemed to be impaired. Loan origination costs and fees and loan purchase discounts are amortized over the term of the loan. The Partnership considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. Significant judgments are required in determining whether impairment has occurred. The Partnership performs an impairment analysis by comparing (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable current market price or (iii) the fair value of the underlying collateral to the net carrying value of the loan, which may result in an allowance and corresponding loan loss charge. Interest income is recorded on a cash basis for impaired loans.

Properties Held For Sale. Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.

Acquisition, Development and Construction Arrangements. The Partnership evaluates loans receivable where the Partnership participates in residual profits through loan provisions or other contracts to ascertain whether the Partnership has the same risks and rewards as an owner or a joint venture partner. Where the Partnership concludes that such arrangements are more appropriately treated as an investment in real estate, the Partnership reflects such loan receivable as an equity investment in real estate under construction in the Consolidated Balance Sheets. In these cases, no interest income is recorded on the loan receivable and the Partnership records capitalized interest during the construction period. In arrangements where the Partnership engages a developer to construct a property or provide funds to a tenant to develop a property, the Partnership will capitalize the funds provided to the developer/tenant and internal costs of interest and real estate taxes, if applicable, during the construction period.

Deferred Expenses. Deferred expenses consist primarily of debt and leasing costs. Debt costs are amortized using the straight-line method, which approximates the interest method, over the terms of the debt instruments and leasing costs are amortized over the term of the related lease.

Income Taxes. Because the Partnership is a limited partnership, taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the Consolidated Financial Statements of the Partnership. However, the Partnership is required to pay certain state and local entity level taxes which are expensed as incurred. The Partnership does not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2013 and 2012.

Cash and Cash Equivalents. The Partnership considers all highly liquid instruments with original maturities of three months or less from the date of purchase to be cash equivalents.

Restricted Cash. Restricted cash is comprised primarily of cash balances held in escrow with lenders.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Partnership has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Partnership's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2013, the Partnership was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.

Segment Reporting. The Partnership operates generally in one industry segment, single-tenant real estate assets.

Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform to the current year presentation, including certain statements of operations captions including activities for properties sold in 2013, which are presented in discontinued operations.

Recently Issued Accounting Guidance. In February 2013, the FASB issued Accounting Standards Update 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, (“ASU 2013-04”), requiring recognition of such obligations as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The Partnership early adopted this new guidance retrospectively (see note 8).

(3)     Investments in Real Estate

The Partnership's real estate, net, consists of the following at December 31, 2013 and 2012:

	2013	2012
Real estate, at cost:
Buildings and building improvements	$567,309	$605,924
Land, land estates and land improvements	325,074	116,484
Fixtures and equipment	84	1,927
Construction in progress	154	484
Real estate intangibles:
In-place lease values	130,387	48,881
Tenant relationships	20,350	20,460
Above-market leases	4,031	4,852
	1,047,389	799,012
Accumulated depreciation and amortization(1)	(217,905)	(231,859)
Real estate, net	$829,484	$567,153

(1)
Includes accumulated amortization of real estate intangible assets of $44,940 and $40,985 in 2013 and 2012, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $5,700 in 2014, $5,079 in 2015, $4,461 in 2016, $4,013 in 2017 and $3,418 in 2018.

In addition, the Partnership had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $539 and $831, respectively as of December 31, 2013 and 2012. The estimated accretion for the next five years is $292 in 2014, $151 in 2015, $32 in 2016, $32 in 2017 and $32 in 2018.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Partnership, through property owner subsidiaries, completed the following acquisitions and build-to-suit transactions during 2013:

Property Type	Location	Acquisition/ Completion Date	Initial Cost Basis	Lease Expiration	Land	Building and Improvements	Lease-in place Value
Land(1)	New York, NY	Oct -13	$302,000	10/2112	$224,935	$—	$77,065
Retail(2)	Albany, GA	Nov - 13	7,074	11/2028	1,468	5,606	—
			$309,074		$226,403	$5,606	$77,065
Life of intangible asset (years)							99.0

(1)	Includes three properties.

(2)	The Partnership incurred leasing costs of $338.

The Partnership acquired a portfolio of three parcels of land in New York, New York in October 2013 consisting of an aggregate of 0.6 acres, which are net leased to tenants under non-cancellable 99-year leases. The aggregate purchase price was $302,000. The improvements on these parcels are owned by the tenants under the Partnership leases and currently consist of three high-rise hotels built in 2010. The hotels are known as the DoubleTree by Hilton Hotel New York City - Financial District, the Sheraton Tribeca New York Hotel and the Element New York Times Square West. The aggregate initial annual rent under the leases is approximately $14,883, which represents approximately 4.93% of the aggregate purchase price. The rent under each lease increases by a minimum of 2.0% each year with further annual increases, not to exceed 3.0% per annum in the aggregate, at specified intervals based on the increase in the Consumer Price Index, or CPI. The total aggregate minimum rent (excluding any additional CPI increases) under the leases over the 99-year lease terms is approximately $4,541,141. Each tenant has a purchase option that can be exercised at the end of the 25th, 50th and 75th lease year at a price that is equal to the greater of (1) the original purchase price plus a 7.5% return (inclusive of rent payments) for the holding period (compounded monthly) and (2) a specified floor price, which in each case is in excess of the allocated purchase price, and is $305,000 in aggregate. The Partnership initially financed the acquisition via a $100,000 loan from Lexington, $187,000 borrowings under Lexington's unsecured revolving credit facility and cash on hand. The Partnership incurred $850 of interest expense relating to the $100,000 loan from Lexington (see note 8).
The Partnership, through property owner subsidiaries, completed the following acquisition during 2012:

							Real Estate Intangibles
Property Type	Location	Acquisition	Initial Cost Basis	Lease Expiration	Land and Land Estates	Building and Improvements	Lease in-place Value	Tenant Relationships Value
Office	Phoenix, AZ	Dec-12	$53,200	Dec-29	$5,585	$36,099	$8,956	$2,560
			$53,200		$5,585	$36,099	$8,956	$2,560

Life of intangible assets (years)							17.0	17.0

During 2012, the Partnership also acquired the fee interest in the land under its Palm Beach Gardens, Florida office property for $6,025, which was previously subject to a ground lease.

(4)     Sales of Real Estate and Discontinued Operations

For the years ended December 31, 2013, 2012 and 2011, the Partnership disposed of its interests in certain properties generating aggregate net proceeds of $36,055, $0, and $27,140, respectively, which resulted in gains on sales of $11,027, $1,089 and $1,181, respectively. For the years ended December 31, 2013, 2012 and 2011, the Partnership recognized debt satisfaction gains (charges), net, relating to these properties of $1,709, $(1,411) and $(79), respectively. These gains (charges) are included in discontinued operations.

At December 31, 2013 and 2012, the Partnership had no properties classified as held for sale.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The following presents the operating results for the disposed properties discussed above during the years ended December 31, 2013, 2012 and 2011:

	Year Ending December 31,
	2013	2012	2011
Total gross revenues	$3,132	$6,459	$13,721
Pre-tax net income (loss), including gains on sales	$3,033	$(2,064)	$(9,471)

The Partnership assesses on a regular basis whether there are any indicators that the carrying value of real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value.

During 2013 and 2011, the Partnership recognized $10,037 and $13,964, respectively, of impairment charges in discontinued operations, relating to real estate assets that were ultimately disposed of below their carrying value.

(5)    Loans Receivable

As of December 31, 2013 and 2012, the Partnership's loans receivable are comprised primarily of mortgage loans on real estate.
The following is a summary of the Partnership's loans receivable as of December 31, 2013 and 2012:

	Loan carrying-value(1)
Loan	12/31/2013	12/31/2012	Interest Rate	Maturity Date
Westmont, IL(2)	$12,610	$26,902	6.45%	10/2015
Southfield, MI	6,610	7,364	4.55%	02/2015
Schaumburg, IL(3)	—	21,942	20.00%	01/2012
	$19,220	$56,208

(1)	Loan carrying value includes accrued interest and is net of origination costs and loan losses, if any.

(2)
Borrower is delinquent on debt service payments. Tenant at office property collateral terminated its lease. The Partnership recognized an impairment of $13,939 during 2013. During 2013, the Partnership recognized $1,737 of interest income relating to the impaired loan and the loan had an average recorded investment value of $25,562. At December 31, 2013, the impaired loan receivable had a net carrying value of $12,610 and a contractual unpaid balance of $26,549.

(3)
Borrower defaulted on the loan. The Partnership did not record interest of $2,939 and $2,647 in 2013 and 2012, respectively, representing the interest earned since default. In 2013, the Partnership foreclosed on the borrower and acquired the office property collateral which is net leased through December 2022.

The Partnership has two types of financing receivables: loans receivable and a capitalized financing lease. The Partnership determined that its financing receivables operate within one portfolio segment as they are within the same industry and use the same impairment methodology. The Partnership's loans receivable are secured by commercial real estate assets and the capitalized financing lease is for a commercial property located Greenville, South Carolina. In addition, the Partnership assesses all financing receivables for impairment, when warranted, based on an individual analysis of each receivable.
The Partnership's financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Partnership uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of December 31, 2013, the financing receivables were performing as anticipated other than the Westmont, Illinois loan as discussed above and there were no significant delinquent amounts outstanding.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(6)    Investments in and Advances to Non-Consolidated Entity

On September 1, 2012, the Partnership acquired a 2% equity interest in Net Lease Strategic Assets Fund L.P. (“NLS”) for cash of $189 and the issuance of 457,211 limited partner units to Lexington. At the date of acquisition, NLS owned 41 properties totaling 5.8 million square feet in 23 states, plus a 40% tenant-in-common interest in an office property.

The Partnership's carrying value in NLS at December 31, 2013 was $5,098. The Partnership recognized a net loss from NLS of $88 and $33 in equity in losses from non-consolidated entity during 2013 and 2012, respectively. In addition, the Partnership received distributions of $359 and $725 from NLS in 2013 and 2012, respectively. The Partnership's share of contributions by Lexington to NLS in 2013 was $1,949.

(7)    Fair Value Measurements

The following table presents the Partnership's assets and liabilities from continuing operations measured at fair value on a non-recurring basis during the year ended December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2013	(Level 1)	(Level 2)	(Level 3)
Impaired loan receivable*	$12,610	$—	$—	$12,610
*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of December 31, 2013 and 2012:

	As of December 31, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable (Level 3)	$19,220	$16,960	$56,208	$46,659

Liabilities
Debt (Level 3)	$430,730	$431,573	$255,650	$242,600

The Partnership estimates the fair values of its loans receivable by using an estimated discounted cash flow analysis consisting of scheduled cash flows and discount rate estimates to approximate those that a willing buyer and seller might use and/or the estimated value of the underlying collateral. The fair value of the Partnership's debt is estimated by using a discounted cash flow analysis, based upon estimates of market interest rates.

Fair values cannot be determined with precision, may not be substantiated by comparison to quoted prices in active markets and may not be realized upon sale. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including discount rates, liquidity risks and estimates of future cash flows, could significantly affect the fair value measurement amounts.

Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable. The Partnership estimates that the fair value of cash equivalents, restricted cash, accounts receivable and accounts payable approximates carrying value due to the relatively short maturity of the instruments.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(8)    Mortgages and Notes Payable and Co-Borrower Debt

The Partnership had outstanding mortgages and notes payable of $339,179 and $204,664 as of December 31, 2013 and 2012, respectively. Interest rates, including imputed rates, ranged from 4.7% to 6.5% at December 31, 2013 and the mortgages and notes payable mature between 2015 and 2027. Interest rates, including imputed rates, ranged from 4.7% to 7.4% at December 31, 2012. The weighted-average interest rate at December 31, 2013 and 2012 was approximately 5.0% and 5.8%, respectively.

In 2013, the Partnership obtained $213,500 of non-recourse secured financing on the three New York, New York land parcels. The debt bears interest at a fixed rate of 4.66% and matures in January 2027. The Partnership used a portion of the net proceeds to repay an outstanding $100,000 loan owed to Lexington.

On February 12, 2013, Lexington, and the Partnership as co-borrower, refinanced its $300,000 secured revolving credit facility with a $300,000 unsecured revolving credit facility with KeyBank National Association (“KeyBank”), as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at Lexington’s option. The unsecured revolving credit facility bore interest at LIBOR plus 1.50% to 2.05% based on Lexington’s leverage ratio, as defined therein. Since Lexington has obtained an investment-grade unsecured debt rating from both Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”), the interest rate under the unsecured revolving credit facility ranges from LIBOR plus 0.95% to 1.725% (1.15% as of December 31, 2013) depending on Lexington's unsecured investment-grade debt rating. In addition, the availability under the unsecured revolving credit facility was increased from $300,000 to $400,000. At December 31, 2013, the unsecured revolving credit facility had $48,000 outstanding, outstanding letters of credit of $7,644 and availability of $344,356, subject to covenant compliance.
In connection with the refinancing discussed above, Lexington, and the Partnership as co-borrower, also procured a 5-year $250,000 unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, required regular payments of interest only at interest rates ranging from LIBOR plus 1.45% to 2.00% dependent on Lexington's leverage ratio, as defined therein and can be prepaid without penalty. Since Lexington has obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the unsecured term loan ranges from LIBOR plus 1.10% to 2.10% (1.35% as of December 31, 2013) depending on Lexington's unsecured investment-grade debt rating. In 2013, interest rate swap agreements were entered into to fix the LIBOR component at a weighted-average rate of 1.05% through February 2018 on the $151,000 of outstanding LIBOR-based borrowings (see note 15).
During 2012, Lexington, and the Partnership as co-borrower, procured a $255,000 secured term loan from Wells Fargo Bank, National Association (“Wells Fargo”), as agent. The term loan matures in January 2019. The term loan required regular payments of interest only at interest rates ranging from LIBOR plus 2.00% to 2.85% dependent on Lexington's leverage ratio, as defined therein. Since Lexington has obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the secured term loan ranges from LIBOR plus 1.50% to 2.25% (1.75% as of December 31, 2013) depending on Lexington's unsecured investment-grade debt rating. Lexington may prepay any outstanding borrowings under the term loan facility at a premium through January 12, 2016 and at par thereafter. During 2012, interest rate swap agreements were entered into to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings. The term loan was initially secured by ownership interest pledges by certain subsidiaries that collectively owned a borrowing base of properties.
The unsecured revolving credit facility and the unsecured term loans are subject to financial covenants, which Lexington was in compliance with at December 31, 2013.
In accordance with the guidance of ASU 2013-04, the Partnership recognizes a proportion of the outstanding amounts of the above mentioned term loans and revolving credit facility as it is a co-borrower with Lexington, as co-borrower debt in the accompanying balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $91,551 and $50,986 as of December 31, 2013 and 2012, respectively. Changes in co-borrower debt are recognized in partners’ capital in the accompanying consolidated statements of changes in partners’ capital.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Included in the Consolidated Statements of Operations, the Partnership recognized debt satisfaction gains (charges), net, excluding discontinued operations, of $(1,560), $1 and $(8) for the years ended December 31, 2013, 2012, and 2011, respectively, due to the satisfaction of mortgages and notes payable other than those disclosed elsewhere in these financial statements. In addition, the Partnership capitalized $46, $49 and $748 in interest for the years ended 2013, 2012, and 2011, respectively.

Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments. In addition, certain mortgages are cross-collateralized and cross-defaulted.

Scheduled principal and balloon payments for mortgages and notes payable and co-borrower debt for the next five years and thereafter are as follows:

Year ending December 31,	Total
2014	$1,828
2015	39,028
2016	16,558
2017	20,048
2018	32,209
Thereafter	321,059
$430,730

(9)    Leases

Lessor:

Minimum future rental receipts under the non-cancelable portion of tenant leases, assuming no new or re-negotiated leases, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2014	$80,847
2015	74,770
2016	63,010
2017	58,697
2018	51,452
Thereafter	4,658,749
$4,987,525

The above minimum lease payments do not include reimbursements to be received from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Certain leases allow for the tenant to terminate the lease if the property is deemed obsolete, as defined, and upon payment of a termination fee to the landlord, as stipulated in the lease. In addition, certain leases provide the tenant with the right to purchase the leased property at fair market value or a stipulated price.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Lessee:

The Partnership holds, through property owner subsidiaries, leasehold interests in various properties. Generally, the ground rents on these properties are either paid directly by the tenants to the fee holder or reimbursed to the Partnership as additional rent. For certain of these properties, the Partnership has an option to purchase the fee interest.

Minimum future rental payments under non-cancelable leasehold interests, excluding leases held through industrial revenue bonds and lease payments in the future that are based upon fair market value, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2014	$277
2015	277
2016	277
2017	269
2018	230
Thereafter	2,748
$4,078

Rent expense for the leasehold interests, including discontinued operations, was $595, $725 and $310 in 2013, 2012 and 2011, respectively.

(10)    Concentration of Risk

The Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2013, 2012 and 2011, the following tenant represented greater than 10% of rental revenues:

	2013	2012	2011
Wells Fargo Bank N.A.	—	10.2%	10.7%

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Partnership believes it mitigates this risk by investing in or through major financial institutions.

(11)    Related Party Transactions

The Partnership had the following related party transactions in addition to related party transactions discussed elsewhere in this report.
 The Partnership had outstanding net advances owed to Lexington of $7,703 and $179,492 as of December 31, 2013 and 2012, respectively. The advances are payable on demand. During 2013 and 2012, the Partnership issued 16,917,658 and 7,584,813 units, respectively, to Lexington to satisfy $212,147 and $73,269, respectively, of outstanding advances, including the 2013 advances for contributions to NLS. Lexington earned distributions of $43,378, $31,991 and $27,697 during 2013, 2012 and 2011, respectively.
The Partnership was allocated interest expense by Lexington, in accordance with the Partnership agreement, relating to certain of its lending facilities of $3,580, $2,055 and $611 for the years ended 2013, 2012, and 2011, respectively.
During 2013, the Partnership received $108,766 from Lexington in exchange for 9,905,811 units and redeemed 2,673,799 units held by Lexington at the original net issuance price of $64,739.
Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $4,658, $4,693 and $4,814 for 2013, 2012 and 2011, respectively.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses, including from discontinued operations, of $1,097, $1,239 and $1,552 for the years ended 2013, 2012 and 2011, respectively, for aggregate fees and reimbursements charged by the affiliate.
 The Partnership leases certain properties to entities in which Vornado Realty Trust, a significant Lexington shareholder, has an interest. During 2013, 2012 and 2011, the Partnership recognized $744, $842 and $864, respectively, in rental revenue including discontinued operations from these properties.

(12)    Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere, the Partnership has the following commitments and contingencies.

The Partnership is obligated under certain tenant leases, including its proportionate share for leases for non-consolidated entities, to fund the expansion of the underlying leased properties. The Partnership, under certain circumstances, may guarantee to tenants the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries.

The Partnership and Lexington are parties to a funding agreement under which each party may be required to fund distributions made on account of OP units or dividends made on account of Lexington common shares. Pursuant to the funding agreement, the parties agreed that, if the Partnership does not have sufficient cash available to make a quarterly distribution to its limited partners in an amount equal to whichever is applicable of (1) a specified distribution set forth in its partnership agreement or (2) the cash dividend payable with respect to a whole or fractional Lexington common share into which the partnership's common units would be converted if they were redeemed for Lexington common shares in accordance with the partnership agreement, Lexington will fund the shortfall. Payments under the agreement will be made in the form of loans to the Partnership and will bear interest at prevailing rates as determined by Lexington in its discretion but no less than the applicable federal rate. The Partnership's right to receive these loans will expire if no OP units remain outstanding and all such loans were repaid. No amounts have been advanced under this agreement.

From time to time, the Partnership is directly or indirectly involved in legal proceedings arising in the ordinary course of the Partnership's business. The Partnership believes, based on currently available information, and after consultation with legal counsel, that although the outcomes of those normal course proceedings are uncertain, the results of such proceedings, in the aggregate, will not have a material adverse effect on the Partnership's business, financial condition and results of operations.

In June 2013, the Partnership guaranteed $250,000 aggregate principal amount of 4.25% Senior Notes due 2023 (“Senior Notes”) issued by Lexington at an issuance price of 99.026% of the principal amount. The Senior Notes are unsecured, pay interest semi-annually in arrears and mature in June 2023. Lexington may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium. The Senior Notes are rated Baa2 and BBB- by Moody’s and S&P, respectively.
During 2010, the Partnership guaranteed $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030 issued by Lexington. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require Lexington to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The notes are convertible by the holders under certain circumstances for cash, Lexington common shares or a combination of cash and common shares at Lexington's election. As of December 31, 2013, $28,991 original principal amount of 6.00% Convertible Guaranteed Notes due 2030 were outstanding.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(13)    Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during 2013, 2012 and 2011, the Partnership paid (received) $12,758, $16,261 and $18,456, respectively, for interest and $50, $(51) and $490, respectively, for income taxes.
In 2013, the Partnership conveyed its interests in two properties to lenders in full satisfaction of the aggregate $29,859 non-recourse mortgage notes payable.
In 2012, the Partnership conveyed its interest in a vacant office property to its lender in full satisfaction of the $5,290 non-recourse mortgage note payable.
During 2011, the Partnership sold its interest in a property, which included $3,003 in seller financing.
(14)     Unaudited Quarterly Financial Data

	2013
	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Total gross revenues(1)	$16,797	$16,734	$16,666	$28,126
Net income (loss)	$3,671	$11,336	$2,774	$(4,081)
Net income (loss) per unit	$0.08	$0.26	$0.05	$(0.06)

	2012
	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Total gross revenues(1)	$15,908	$16,105	$16,339	$15,660
Net income	$2,833	$572	$4,171	$3,166
Net income per unit	$0.08	$0.02	$0.12	$0.07
_____________________

(1)	All periods have been adjusted to reflect the impact of properties in discontinued operations in the Consolidated Statements of Operations.

The sum of the quarterly per units amounts may not equal the full year amounts primarily because the computations of the weighted-average number of units of the Partnership outstanding for each quarter and the full year are made independently.

(15)     Subsequent Events

Subsequent to December 31, 2013 and in addition to disclosures elsewhere in the financial statements:

•
in connection with the merger of LCIF II with and into the Partnership, former LCIF II partners representing 170,193 OP units elected or were deemed to elect to receive $1,962 in aggregate cash for such OP units;

•
Lexington, with the Partnership as co-borrower, borrowed $99,000 on the unsecured term loan and entered into an interest rate swap agreement to fix the LIBOR component at a rate of 1.155% through February 2018;

•	Lexington, with the Partnership as co-borrower, repaid all outstanding borrowings under the line of credit; and

•
the Partnership guaranteed $250,000 original principal amount of Lexington’s 4.25% Senior Notes due 2023 that have been registered under the Securities Act of 1933, as amended, and were issued in exchange for the Senior Notes.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Office	Phoenix, AZ	$—	$4,666	$19,966	$24,632	$7,659	May-00	1997	6 & 40
Office	Lake Forest, CA	—	3,442	13,769	17,211	4,059	Mar-02	2001	40
Office	Centennial, CO	—	4,851	15,187	20,038	4,691	May-07	2001	10 & 40
Office	Louisville, CO	—	3,657	9,605	13,262	2,164	Sep-08	1987	8, 9 & 40
Office	Wallingford, CT	—	1,049	4,773	5,822	1,292	Dec-03	1978/1985	8 & 40
Office	Boca Raton, FL	20,101	4,290	17,160	21,450	4,666	Feb-03	1983/2002	40
Office	Palm Beach Gardens, FL	—	4,066	17,212	21,278	5,467	May-98	1996	8 - 40
Office	Clive, IA	—	1,158	—	1,158	—	Jun-04	N/A	N/A
Office	Schaumburg, IL	—	5,007	21,553	26,560	357	Oct-13	1979/1989/ 2010	7, 9 & 30
Office	Overland Park, KS	35,297	4,769	41,956	46,725	10,188	Jun-07	1980	12 & 40
Office	Baton Rouge, LA	—	1,252	10,919	12,171	2,813	May-07	1997	4, 6 & 40
Office	Foxboro, MA	—	2,231	25,653	27,884	11,753	Dec-04	1982	16 & 40
Office	Southfield, MI	—	—	12,124	12,124	6,695	Jul-04	1963/1965	7, 16 & 40
Office	Charleston, SC	7,350	1,189	8,724	9,913	2,707	Nov-06	2006	40
Office	Carrollton, TX	19,130	3,427	22,050	25,477	6,231	Jun-07	2003	8 & 40
Office	Westlake, TX	—	2,361	23,221	25,582	7,288	May-07	2007	4 - 40
Office	Herndon, VA	—	5,127	24,640	29,767	7,818	Dec-99	1987	9 - 40
Long Term Lease - Office	Phoenix, AZ	—	5,585	36,099	41,684	1,083	Dec-12	1986/2007	10, 17, & 40
Long Term Lease - Specialty	Albany, GA	—	1,468	5,607	7,075	30	Oct-13	2013	15 & 40
Long Term Lease - Industrial	Byhalia, MS	15,000	1,006	21,483	22,489	1,432	May-11	2011	40
Long Term Lease - Industrial	Shelby, NC	—	1,419	18,918	20,337	1,765	Jun-11	2011	11, 20 & 40
Long Term Lease - Land	New York, NY (2)	69,330	73,148	—	73,148	—	Oct-13	N/A	N/A
Long Term Lease - Land	New York, NY (2)	80,893	86,569	—	86,569	—	Oct-13	N/A	N/A
Long Term Lease - Land	New York, NY (2)	63,277	65,218	—	65,218	—	Oct-13	N/A	N/A
Long Term Lease - Industrial	Bristol, PA	—	2,508	15,863	18,371	4,902	Mar-98	1982	10, 16, 30 & 40
Long Term Lease - Office	Fort Mill, SC	—	1,798	26,038	27,836	12,503	Nov-04	2004	11, 15 & 40
Long Term Lease - Office	Fort Mill, SC	—	3,601	15,340	18,941	4,066	Dec-02	2002	5, 11, 20 & 40
Industrial	Moody, AL	—	654	9,943	10,597	5,160	Feb-04	2004	15 & 40
Industrial	Tampa, FL	—	2,160	7,347	9,507	5,456	Jul-88	1986	9 - 40
Industrial	Dubuque, IA	9,520	2,052	8,443	10,495	2,305	Jul-03	2002	11, 12 & 40
Industrial	Marshall, MI	—	40	900	940	648	Aug-87	1979	12, 20 & 40
Industrial	Olive Branch, MS	—	198	10,276	10,474	6,260	Dec-04	1989	8, 15 & 40
Industrial	High Point, NC	—	1,330	11,183	12,513	4,696	Jul-04	2002	18 & 40
Industrial	Hebron, OH	—	1,063	4,271	5,334	1,286	Dec-97	2000	40
Industrial	Hebron, OH	—	1,681	7,184	8,865	2,389	Dec-01	1999	1, 2, 5 & 40
Industrial	Collierville, TN	—	714	4,783	5,497	1,224	Dec-05	2005	9, 14, 21 & 40
Industrial	San Antonio, TX	—	2,482	38,535	41,017	17,553	Jul-04	2001	17 & 40
Multi-tenanted	Los Angeles, CA	10,281	5,110	10,911	16,021	5,835	Dec-04	2000	13 & 40
Multi-tenanted	Palm Beach Gardens, FL	—	787	2,894	3,681	1,156	May-98	1996	8 - 40
Multi-tenanted	Honolulu, HI	—	8,259	7,350	15,609	1,301	Dec-06	1917/1955/ 1960/1980	5 & 40
Multi-tenanted	Florence, SC	—	3,235	13,081	16,316	3,869	May-04	1998	10, 20 & 40
Retail	Tulsa, OK	—	447	2,432	2,879	2,198	Dec-96	1981	14 & 24
Construction in progress		—	—	—	154	—
	Subtotal	$330,179	$325,074	$567,393	$892,621	$172,965
	(1)	9,000
		$339,179	$325,074	$567,393	$892,621	$172,965

(1)	Property is classified as a capital lease.

(2)	Properties are cross-collateralized.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

(A) The initial cost includes the purchase price paid directly or indirectly by the Partnership. The total cost basis of the Partnership's properties at December 31, 2013 for federal income tax purposes was approximately $1.1 billion.

	2013	2012	2011
Reconciliation of real estate, at cost:
Balance at the beginning of year	$724,819	$688,294	$690,318
Additions during year	263,036	45,596	53,940
Properties sold and impaired during year	(95,225)	(9,056)	(55,772)
Other reclassifications	(9)	(15)	(192)
Balance at end of year	$892,621	$724,819	$688,294

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$190,874	$172,894	$168,330
Depreciation and amortization expense	21,483	21,826	22,047
Accumulated depreciation and amortization of properties sold and impaired during year	(39,392)	(3,846)	(17,483)
Balance at end of year	$172,965	$190,874	$172,894

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our general partner's President and Vice President and Treasurer who are our Principal Executive Officer and our Principal Financial/Accounting Officer, respectively. Based upon this evaluation, our general partner's President and Vice President and Treasurer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our general partner's President and Vice President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following sets forth certain information relating to Lex GP's executive officers:

Name	Business Experience
Richard J. Rouse Age 68
Mr. Rouse, Lex GP's Vice President and Director is also Lexington's Vice Chairman since March 2008 and Lexington's Chief Investment Officer since January 2003, previously served as one of Lexington's trustees from October 1993 to May 2010, Lexington's Co-Vice Chairman from December 2006 to March 2008, Lexington's President from October 1993 to April 1996 and Lexington's Co-Chief Executive Officer from October 1993 to January 2003.

T. Wilson Eglin Age 49
Mr. Eglin, Lex GP's President and Director, has served as Lexington's Chief Executive Officer since January 2003, Lexington's President since April 1996 and as a trustee of Lexington since May 1994. He served as one of Lexington's Executive Vice Presidents from October 1993 to April 1996 and Lexington's Chief Operating Officer from October 1993 to December 2010.

Patrick Carroll Age 50
Mr. Carroll, Lex GP's Vice President, Treasurer and Director, has served as Lexington's Chief Financial Officer since May 1998, Lexington's Treasurer since January 1999 and one of Lexington's Executive Vice Presidents since January 2003. Prior to joining Lexington, Mr. Carroll was, from 1986 to 1998, in the real estate practice of Coopers & Lybrand L.L.P., a public accounting firm that was one of the predecessors of PricewaterhouseCoopers LLP.

The information relating to Lexington's Code of Business Conduct and Ethics, which applies to its subsidiaries, including us, is available on Lexington's website at www.lxp.com. The information relating to Lexington's trustees, including the Audit Committee of Lexington's Board of Trustees, which we refer to as the Audit Committee, and Lexington's Audit Committee financial expert, and certain information relating to Lexington's executive officers will be in Lexington's Definitive Proxy Statement for Lexington's 2014 Annual Meeting of Shareholders, which we refer to as Lexington's Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation

We do not have any employees, executive officers or a board of directors.  Neither Lexington nor Lex GP receives any compensation for Lex GP’s services as our general partner.  Lex GP and Lex LP, however, as our partners, have the same rights to allocations and distributions as our other partners, as set forth in our partnership agreement.  In addition, we reimburse Lex GP and Lexington for all expenses incurred by them related to the ownership and operation of, or for the benefit of, us.  In the event that certain expenses are incurred for the benefit of us and other entities (including Lexington or its other subsidiaries), such expenses are allocated by Lexington, as sole equity owner of Lex GP, our general partner, to us in proportion to gross rental revenue.  Lexington has guaranteed our obligations in connection with the redemption of OP units pursuant to our partnership agreement.

During the year ended December 31, 2013, cash distributions of $43.4 million and reimbursements of $4.7 million were earned by Lexington or made to Lexington.

Certain information required to be furnished pursuant to this item and related to Lexington will be set forth under the appropriate captions in Lexington’s Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table indicates, as of the close of business on December 31, 2013, (a) the number of OP units beneficially owned by each person known by us to own in excess of five percent of the outstanding OP units and the number of OP units beneficially owned by our general partner and (b) the percentage such OP units represent of the total outstanding OP units. All OP units were owned directly on such date with sole voting and investment power unless otherwise indicated, calculated as set forth in footnote 1 to the table.

Name of Beneficial Owner	Number of OP Units Beneficially Owned (1)	Percentage of Class
Lexington Realty Trust (2)	64,662,850.5	95%
_________________________

(1)	For purposes of this table, a person is deemed to beneficially own any OP unit as of a given date which such person owns or has the right to acquire within 60 days after such date.

(2)	Lexington Realty Trust beneficially owns OP units through Lex GP and Lex LP. Lexington’s address is One Penn Plaza, Suite 4015, New York, NY 10119-4015.

None of the officers of Lex GP beneficially own any OP units.  Mr. Roskind is not an officer of Lex GP.  However, as of December 31, 2013, Mr. Roskind beneficially owned 1,474,296 OP units, which is approximately 2% of the class.
Certain information required to be furnished pursuant to this item and related to Lexington will be set forth under the appropriate captions in Lexington’s Proxy Statement, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Lexington, through Lex GP and Lex LP, holds, as of December 31, 2013, approximately 95% of our outstanding OP units. Our remaining OP units are beneficially owned by Mr. Roskind, chairman of LXP, and certain non-affiliated investors. As the sole equity owner of our general partner and pursuant to our partnership agreement, LXP has the ability to control all of our day-to-day operations, subject to the terms of our partnership agreement. We are dependent on LXP for management of our operations and future investments. We do not have any employees, executive officers or a board of directors. LXP allocates investments to itself and its other subsidiaries or to us as it deems appropriate and in accordance with certain obligations under our partnership agreement with respect to allocations of non-recourse liabilities.

See the information set forth in “Item 11. Executive Compensation,” above.

LXP and its affiliates may engage in any transactions with us subject to applicable law and our partnership agreement.

Mr. Roskind, the chairman of LXP, beneficially owns a majority of the OP units held by our Special Limited Partners, which are holders of OP units with certain rights not afforded to other holders of OP units.

Lexington MKP Management L.P., in which Lexington holds a 50% interest, earned $1.1 million from us during the year ended December 31, 2013 for property management services and reimbursements.

During 2013, we did not make any charitable contribution to any tax-exempt organization in which any independent trustee of Lexington serves as an executive officer. As a general policy, Lexington and its subsidiaries do not make a charitable contribution unless there is an express business purpose. We did not make any direct political contributions during 2013, nor do we intend to make any direct political contributions during 2014.

Certain information required to be furnished pursuant to this item and related to Lexington will be set forth under the appropriate captions in Lexington’s Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

In 2013 and 2012, we did not make any payments to KPMG LLP for the audit of our financial statements. Payments were made by Lexington to KPMG LLP and information with respect to such payments will be set forth under the appropriate captions in Lexington's Proxy Statement, and is incorporated herein by reference.

The Audit Committee acts as our audit committee.  The Audit Committee has determined that the non-audit services provided by the independent registered public accounting firm are compatible with maintaining the accounting firm’s independence. The percentage of services set forth above in the categories “Audit-related fees,” “Tax fees” and “All other fees” that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of the Exchange Act (relating to the approval of non-audit services after the fact but before completion of the audit) was 0%.

The Audit Committee must pre-approve the audit and non-audit services performed by our independent registered public accounting firm, and has adopted appropriate policies in this regard, effective in 2014, which are the same policies as are applicable to Lexington. With regard to fees, annually, the independent registered public accounting firm provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the fiscal year. Upon the Audit Committee’s acceptance of and agreement to the engagement letter, the services within the scope of the proposed audit services are deemed pre-approved pursuant to this policy. The Audit Committee must pre-approve any change in the scope of the audit services to be performed by the independent registered public accounting firm and any change in fees relating to any such change. Specific audit-related services and tax services are pre-approved by the Audit Committee, subject to limitation on the dollar amount of such fees, which dollar amount is established annually by the Audit Committee. Services not specifically identified and described within the categories of audit services, audit-related services and tax services must be expressly pre-approved by the Audit Committee prior to us engaging any such services, regardless of the amount of the fees involved. The Chairperson of the Audit Committee is delegated the authority to grant such pre-approvals. The decisions of the Chairperson to pre-approve any such activity shall be presented to the Audit Committee at its next scheduled meeting. In accordance with the foregoing, the retention by management of our independent registered public accounting firm for tax consulting services for specific projects is pre-approved, provided, that the cost of any such retention does not exceed $20,000 and the annual cost of all such retentions does not exceed $50,000. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by our independent registered public accounting firm.

Certain information required to be furnished pursuant to this item and related to Lexington will be set forth under the appropriate captions in Lexington’s Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.		Description

3.1	—
Fifth Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund L.P. (“LCIF”), dated as of December 31, 1996, as supplemented (the “LCIF Partnership Agreement”) (filed as Exhibit 3.3 to Lexington Realty Trust's (“Lexington’s”) Registration Statement on Form S-3/A filed September 10, 1999 (the “09/10/99 Registration Statement”))(1)

3.2	—
Amendment No. 1 to the LCIF Partnership Agreement dated as of December 31, 2000 (filed as Exhibit 3.11 to Lexington’s Annual Report on Form 10-K for the year ended December 31, 2003, filed February 26, 2004 (the “2003 10-K”))(1)

3.3	—	First Amendment to the LCIF Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.12 to the 2003 10-K)(1)
3.4	—	Second Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.13 to the 2003 10-K)(1)
3.5	—
Third Amendment to the LCIF Partnership Agreement effective as of December 31, 2003 (filed as Exhibit 3.13 to Lexington’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 (the “2004 10-K”))(1)

3.6	—	Fourth Amendment to the LCIF Partnership Agreement effective as of October 28, 2004 (filed as Exhibit 10.1 to Lexington’s Current Report on Form 8-K filed November 4, 2004)(1)
3.7	—	Fifth Amendment to the LCIF Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.1 to Lexington’s Current Report on Form 8-K filed December 14, 2004 (the “12/14/04 8-K”))(1)
3.8	—	Sixth Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 10.1 to Lexington’s Current Report on Form 8-K filed January 3, 2005 (the “01/03/05 8-K”))(1)
3.9	—	Seventh Amendment to the LCIF Partnership Agreement (filed as Exhibit 10.1 to Lexington’s Current Report on Form 8-K filed November 3, 2005)(1)
3.10	—	Eighth Amendment to the LCIF Partnership Agreement effective as of March 26, 2009 (filed as Exhibit 10.1 to Lexington’s Current Report on Form 8-K filed April 27, 2009 (the “4/27/09 8-K”)(1)
3.11	—
Second Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund II L.P. (“LCIF II”), dated as of August 27, 1998 the (“LCIF II Partnership Agreement”) (filed as Exhibit 3.4 to the 09/10/99 Registration Statement)(1)

3.12	—	First Amendment to the LCIF II Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.14 to the 2003 10-K)(1)
3.13	—	Second Amendment to the LCIF II Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.15 to the 2003 10-K)(1)
3.14	—	Third Amendment to the LCIF II Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.2 to 12/14/04 8-K)(1)
3.15	—	Fourth Amendment to the LCIF II Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.2 to 01/03/05 8-K)(1)
3.16	—	Fifth Amendment to the LCIF II Partnership Agreement effective as of July 23, 2006 (filed as Exhibit 99.5 to Lexington’s Current Report on Form 8-K filed July 24, 2006)(1)
3.17	—	Sixth Amendment to the LCIF II Partnership Agreement effective as of December 20, 2006 (filed as Exhibit 10.1 to Lexington’s Current Report on Form 8-K filed December 22, 2006)(1)
3.18	—	Seventh Amendment to the LCIF II Partnership Agreement effective as of March 26, 2009 (filed as Exhibit 10.2 to the 4/27/09 8-K)(1)
3.19	—	Agreement and Plan of Merger dated as of December 23, 2013, by and among LCIF and LCIF II (filed as Exhibit 10.1 to Lexington's Current Report on Form 8-K filed on December 24, 2013)(1)
3.20	—	Sixth Amended and Restated Agreement of Limited Partnership of LCIF, dated as of December 30, 2013 (2)

4.1	—
Indenture, dated as of January 29, 2007, among Lexington (as successor by merger), the other guarantors named therein and U.S. Bank National Association, as trustee (“U.S. Bank”) (filed as Exhibit 4.1 to Lexington’s Current Report on Form 8-K filed January 29, 2007 (the “01/29/07 8-K”))(1)

4.2	—
Fourth Supplemental Indenture, dated as of December 31, 2008, among Lexington, the other guarantors named therein and U.S. Bank, as trustee (filed as Exhibit 4.1 to Lexington’s Current Report on Form 8-K filed on January 2, 2009)(1)

4.3	—
Fifth Supplemental Indenture, dated as of June 9, 2009, among Lexington (as successor by merger), the other guarantors named therein and U.S. Bank, as trustee (filed as Exhibit 4.1 to Lexington's Current Report on Form 8-K filed on June 15, 2009)(1)

4.4	—
Sixth Supplemental Indenture, dated as of January 26, 2010 among Lexington, the guarantors named therein and U.S. Bank, as trustee, including the Form of 6.00% Convertible Guaranteed Notes due 2030 (filed as Exhibit 4.1 to Lexington’s Current Report on Form 8-K filed January 26, 2010)(1)

4.5	—
Seventh Supplemental Indenture, dated as of September 28, 2012, among Lexington, certain subsidiaries of Lexington signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Lexington's Current Report on Form 8-K filed on October 3, 2012)(1)

4.6	—
Eight Supplemental Indenture, dated as of February 13, 2013, among Lexington, certain subsidiaries of Lexington signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.1 to Lexington's Current Report on Form 8-K filed on February 13, 2013 (the “02/13/13 8-K”))(1)

4.7	—
Ninth Supplemental Indenture, dated as of May 6, 2013, among Lexington, certain subsidiaries of Lexington signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.1 to Lexington's Current Report on Form 8-K filed on May 8, 2013)(1)

4.8	—
Tenth Supplemental Indenture, dated as of June 10, 2013, among Lexington, certain subsidiaries of Lexington signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.3 to Lexington's Current Report on Form 8-K filed on June 13, 2013 (the “06/13/13 8-K”))(1)

4.9	—
Tenth Supplemental Indenture, dated as of September 30, 2013, among Lexington, certain subsidiaries of Lexington signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.1 to Lexington's Current Report on Form 8-K filed on October 3, 2013)(the “10/3/13 8-K”))(1)

4.10	—	Indenture, dated as of June 10, 2013, among Lexington, certain subsidiaries of Lexington signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.1 to the 06/13/13 8-K)(1)
4.11	—
First Supplemental Indenture, dated as of September 30, 2013, among Lexington, certain subsidiaries of Lexington signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.2 to the 10/3/13 8-K)(1)

10.1	—
Second Amended and Restated Credit Agreement, dated as of February 12, 2013 among Lexington and LCIF as borrowers, KeyBank National Association (“Key”), as agent, and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.1 to the 02/13/13 8-K)(1)

10.2	—
Amended and Restated Term Loan Agreement, dated as of February 13, 2013 among Lexington and LCIF, as borrowers, Wells Fargo Bank, National Association (“Wells”), as agent, and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.2 to the 02/13/13 8-K)(1)

10.3	—	Funding Agreement, dated as of July 23, 2006, by and between LCIF and Lexington (filed as Exhibit 99.4 to Lexington's Current Report on Form 8-K filed on July 24, 2006)(1)
10.4	—
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 30, 2013, among Lexington and LCIF, as borrowers, Key, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.1 to the 10/13/13 8-K)(1)

10.5	—
First Amendment to Amended and Restated Term Loan Agreement, dated as of September 30, 2013, among Lexington and LCIF, as borrowers, Wells, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.2 to the 10/13/13 8-K)(1)

10.6	—
Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 30, 2013, among Lexington and LCIF, as borrowers, Key, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.1 to Lexington's Current Report on Form 8-K filed January 6, 2014 (the “01/06/14” 8-K))(1)

10.7	—
Second Amendment to Amended and Restated Term Loan Agreement, dated as of December 30, 2013, among Lexington and LCIF, as borrowers, Wells, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.2 to the 01/06/14 8-K)(1)

10.8	—
Agreement Regarding Disposition of Property and Other Matters, dated April 27, 2012, among Lexington, LMLP GP LLC, Inland American (Net Lease) Sub, LLC and NLSAF (filed as Exhibit 10.1 to Lexington's Current Report on Form 8-K filed on April 30, 2012)(1)

10.9	—
Interest Purchase and Sale Agreement, dated as of August 31, 2012, among Lexington, LCIF and Inland American (Net Lease) Sub, LLC, LMLP GP LLC and Net Lease Strategic Assets Fund L.P. (filed as Exhibit 10.1 to Lexington's Current Report on Form 8-K filed on September 6, 2012)(1)

10.10	—
Equity Distribution Agreement, dated as of January 11, 2013, among Lexington and LCIF, on the one hand, and Jefferies & Company, Inc., on the other hand (filed as Exhibit 1.1 to Lexington's Current Report on Form 8-K filed on January 14, 2013 (the “01/14/13 8-K”))(1)

10.11	—
Equity Distribution Agreement, dated as of January 11, 2013, among Lexington and LCIF, on the one hand, and KeyBanc Capital Markets Inc., on the other hand (filed as Exhibit 1.2 to the 01/14/13 8-K)(1)

10.12	—	Registration Rights Agreement, dated as of June 10, 2013, among Lexington, certain subsidiaries of Lexington signatory thereto and U.S. Bank, as trustee (filed as Exhibit 4.2 to the 6/13/13 8-K)(1)
12	—	Statement of Computation of Ratio of Earnings to Fixed Charges (2)
21	—	List of subsidiaries (2)
23	—	Consent of KPMG LLP (2)
24	—	Power of Attorney (included on signature page)
31.1	—	Certification of Principal Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	—	Certification of Principal Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)
This exhibit shall not be deemed "filed" for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the "Securities Act"), or Section 18 of the Securities Exchanges Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of those sections, and shall not be part of any registration statement to which it may relate, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lepercq Corporate Income Fund L.P.
		By:	Lex GP-1 Trust, its General Partner

Dated:	March 17, 2014	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy materials has been sent to securities holders and no such report or proxy material is to be furnished to securities holders subsequent to the filing of the annual report on this Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Richard J. Rouse Richard J. Rouse	Director and Vice President of Lex GP-1 Trust

/s/ T. Wilson Eglin T. Wilson Eglin	President and Director of Lex GP-1 Trust (principal executive officer)

/s/ Patrick Carroll Patrick Carroll	Vice President, Treasurer and Director of Lex GP-1 Trust (principal financial officer and principal accounting officer)

Each dated: March 17, 2014