Form 10-Q
period 2014-03-31
LEPERCQ CORPORATE INCOME FUND L P
filed 2014-05-09
CIK 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to ________________
Commission File Number 33-04215

LEPERCQ CORPORATE INCOME FUND L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3779859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Penn Plaza – Suite 4015 New York, NY	10119
(Address of principal executive offices)	(Zip Code)
(212) 692-7200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☒
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

There is no public market for units of Limited Partnership Interest. Accordingly, information with respect to the aggregate market value of units of Limited Partnership Interest has not been supplied.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($000, except unit data)

	March 31, 2014 (unaudited)	December 31, 2013
Assets:
Real estate, at cost	$893,080	$892,621
Real estate - intangible assets	154,768	154,768
	1,047,848	1,047,389
Less: accumulated depreciation and amortization	224,878	217,905
Real estate, net	822,970	829,484
Cash and cash equivalents	7,241	13,164
Restricted cash	2,544	4,328
Investment in and advances to non-consolidated entity	5,010	5,098
Deferred expenses, net	11,132	10,174
Loans receivable, net	18,924	19,220
Rent receivable - current	3,175	1,127
Rent receivable - deferred	27,255	19,594
Other assets	12,629	12,250
Total assets	$910,880	$914,439

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable	$338,837	$339,179
Co-borrower debt	146,220	91,551
Related party advances, net	4,792	7,703
Accounts payable and other liabilities	7,129	7,412
Accrued interest payable	1,765	1,307
Deferred revenue - including below market leases, net	534	611
Distributions payable	13,574	13,606
Prepaid rent	8,661	5,003
Total liabilities	521,512	466,372

Commitments and contingencies
Partners' capital	389,368	448,067
Total liabilities and partners' capital	$910,880	$914,439

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, $000, except unit data)

	Three months ended March 31,
	2014	2013
Gross revenues:
Rental	$27,847	$15,538
Tenant reimbursements	2,141	1,259
Total gross revenues	29,988	16,797
Expense applicable to revenues:
Depreciation and amortization	(7,241)	(6,354)
Property operating	(3,162)	(2,820)
General and administrative	(2,465)	(1,212)
Non-operating income	801	816
Interest and amortization expense	(6,426)	(3,198)
Income before provision for income taxes, equity in income (losses) of non-consolidated entity and discontinued operations	11,495	4,029
Provision for income taxes	(52)	(28)
Equity in income (losses) of non-consolidated entity	32	(28)
Income from continuing operations	11,475	3,973
Discontinued operations:
Income from discontinued operations	—	460
Debt satisfaction gains, net	—	4,398
Impairment charges	—	(5,979)
Total discontinued operations	—	(1,121)
Net income	$11,475	$2,852
Income (loss) per unit:
Income from continuing operations	$0.17	$0.09
Income (loss) from discontinued operations	—	(0.03)
Net income	$0.17	$0.06
Weighted-average units outstanding	68,110,509	44,131,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited, $000, except unit amounts)

Three Months ended March 31, 2014	Units	Partners' Capital
Balance December 31, 2013	68,280,702	$448,067
Changes in co-borrower debt	—	(54,669)
Redemption of units	(170,193)	(1,962)
Distributions	—	(13,543)
Net Income	—	11,475
Balance March 31, 2014	68,110,509	$389,368

Three Months ended March 31, 2013
Balance December 31, 2012	44,131,032	$216,544
Changes in co-borrower debt	—	3,161
Distributions	—	(9,895)
Net Income	—	2,852
Balance March 31, 2013	44,131,032	$212,662

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, $000)

	Three months ended March 31,
	2014	2013
Net cash provided by operating activities	$11,875	$9,090
Cash flows from investing activities:
Capital expenditures	(529)	(635)
Principal payments received on loans receivable	341	631
Distributions from non-consolidated entity in excess of accumulated earnings	120	26
Increase in deferred leasing costs	(724)	(161)
Change in escrow deposits and restricted cash	1,784	469
Net cash provided by investing activities	992	330
Cash flows from financing activities:
Distributions to partners	(13,575)	(606)
Principal amortization payments	(342)	(3,665)
Related party advances (payments), net	(2,911)	1,488
Redemption of OP units	(1,962)	—
Net cash used in financing activities	(18,790)	(2,783)
Change in cash and cash equivalents	(5,923)	6,637
Cash and cash equivalents, at beginning of period	13,164	7,347
Cash and cash equivalents, at end of period	$7,241	$13,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

(1)    The Partnership and Financial Statement Presentation

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership subsidiary for Lexington. On December 30, 2013, another operating partnership subsidiary of Lexington, Lepercq Corporate Income Fund II L.P. (“LCIF II”), was merged with and into the Partnership, with the Partnership as the surviving entity. As the merger was between entities under common control, the operations of LCIF II are combined with the Partnership in these condensed consolidated financial statements at the historical cost basis and all periods presented include the results of operations of LCIF II. As of March 31, 2014 and 2013, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner, owned approximately 95.0% and 91.6% of the outstanding units of the Partnership, respectively.

The Partnership owns a diversified portfolio of equity and debt investments in single-tenant properties and land. As of March 31, 2014 and December 31, 2013, the Partnership had equity ownership interests in 42 consolidated properties located in 24 states. A majority of the real properties in which the Partnership had an interest and all land interests are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost, including cost increases, for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the landlord is responsible for certain operating expenses.

In connection with the merger of LCIF II with and into the Partnership, former LCIF II partners representing 170,193 limited partner interests (“OP units”) elected or were deemed to elect to receive an aggregate amount of $1,962 in cash for such OP units.

Basis of Presentation and Consolidation. The Partnership's unaudited condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements reflect the accounts of the Partnership and its consolidated subsidiaries. The Partnership consolidates its wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Partnership is the primary beneficiary of a variable interest entity (“VIE”). Entities which the Partnership does not control and entities which are VIEs in which the Partnership is not the primary beneficiary are accounted for under appropriate GAAP.

The financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (this “Quarterly Report”) have been prepared by the Partnership in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three months ended March 31, 2014 and 2013, are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's audited consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2013 filed with the SEC on March 17, 2014 (“Annual Report”).

Earnings Per Unit. Net income (loss) per unit is computed by dividing net income (loss) by the weighted-average number of units outstanding during the period. There are no potential dilutive securities.

Unit Redemptions. The Partnership's limited partner units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for shares of beneficial interests of Lexington, par value $0.0001 per share, classified as common stock (“common shares”), on a one to approximately 1.13 basis, subject to future adjustments. These units are not mandatory redeemable by the Partnership.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

Allocation of Overhead Expenses. The Partnership does not pay a fee to the General Partner for the day-to-day management of the Partnership. Certain expenses incurred by the General Partner and its affiliates, including Lexington, such as corporate-level interest, amortization of deferred loan costs, payroll and general and administrative expenses are allocated to the Partnership and reimbursed to the General Partner in accordance with the Partnership's partnership agreement. The allocation is based upon gross rental revenues.

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $13,543 ($0.20 per weighted-average unit) and $9,895 ($0.22 per weighted-average unit) to its partners during the three months ended March 31, 2014 and 2013, respectively. Certain units owned indirectly by Lexington are entitled to aggregate annual distributions of $3.25 per unit.

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

Recently Issued Accounting Guidance. In February 2013, the FASB issued Accounting Standards Update 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, (“ASU 2013-04”), requiring recognition of such obligations as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The Partnership early adopted this new guidance in 2013 retrospectively (see note 7).

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and improves financial statement disclosures. Under this guidance, only disposals representing a strategic shift in operations that have a major effect on an organization's operations and financial results should be presented as discontinued operations. The new guidance is effective in the first quarter of 2015. It is anticipated that the implementation of this guidance will reduce the number of future property dispositions we make, if any, to be classified as discontinued operations in the Partnership's condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

(2)     Investments in Real Estate

The Partnership's real estate, net, consists of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Real estate, at cost:
Buildings and building improvements	$567,629	$567,309
Land, land estates and land improvements	325,074	325,074
Fixtures and equipment	84	84
Construction in progress	293	154
Real estate intangibles:
In-place lease values	130,387	130,387
Tenant relationships	20,350	20,350
Above-market leases	4,031	4,031
	1,047,848	1,047,389
Accumulated depreciation and amortization(1)	(224,878)	(217,905)
Real estate, net	$822,970	$829,484

(1)	Includes accumulated amortization of real estate intangible assets of $46,401 and $44,940 in 2014 and 2013, respectively.

In addition, the Partnership had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $466 and $539, respectively as of March 31, 2014 and December 31, 2013.

(3)     Sales of Real Estate and Discontinued Operations

For the three months ended March 31, 2013, the Partnership conveyed its interest in one property in satisfaction of a $12,317 non-recourse secured mortgage loan and recognized an impairment charge of $5,979 and a debt satisfaction gain, net, relating to this property of $4,398. The gain and impairment charge are included in discontinued operations.

At March 31, 2014, the Partnership had no properties classified as held for sale.

The following presents the operating results for disposed properties during 2013:

Three Months Ending
March 31, 2013
Total gross revenues	$1,395
Pre-tax net loss	$(1,121)

(4)    Loans Receivable

As of March 31, 2014 and December 31, 2013, the Partnership's loans receivable are comprised primarily of mortgage loans on real estate.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

The following is a summary of the Partnership's loans receivable as of March 31, 2014 and December 31, 2013:

	Loan carrying-value(1)
Loan	3/31/2014	12/31/2013	Interest Rate	Maturity Date
Westmont, IL(2)	$12,512	$12,610	6.45%	10/2015
Southfield, MI	6,412	6,610	4.55%	02/2015
	$18,924	$19,220

(1)	Loan carrying value includes accrued interest and is net of origination costs and loan losses, if any.

(2)
Borrower is delinquent on debt service payments. Tenant at office property collateral terminated its lease. The Partnership recognized an impairment of $13,939 during the fourth quarter of 2013. During the three months ended March 31, 2014, the Partnership recognized $425 of interest income relating to the impaired loan and the loan had an average recorded investment value of $12,561 during the three months ended March 31, 2014. At March 31, 2014, the impaired loan receivable had a contractual unpaid balance of $26,451.

The Partnership has two types of financing receivables: loans receivable and a capitalized financing lease. The Partnership determined that its financing receivables operate within one portfolio segment as they are within the same industry and use the same impairment methodology. The Partnership's loans receivable are secured by commercial real estate assets and the capitalized financing lease is for a commercial property located in Greenville, South Carolina. In addition, the Partnership assesses all financing receivables for impairment, when warranted, based on an individual analysis of each receivable.
The Partnership's financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Partnership uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of March 31, 2014, the financing receivables were performing as anticipated other than the Westmont, Illinois loan as discussed above and there were no significant delinquent amounts outstanding.

(5)    Investments in and Advances to Non-Consolidated Entity

On September 1, 2012, the Partnership acquired a 2% equity interest in Net Lease Strategic Assets Fund L.P. (“NLS”) for cash of $189 and the issuance of 457,211 limited partner units to Lexington. At the date of acquisition, NLS owned 41 properties totaling 5.8 million square feet in 23 states, plus a 40% tenant-in-common interest in an office property.

The Partnership's carrying value in NLS at March 31, 2014 and December 31, 2013 was $5,010 and $5,098, respectively. The Partnership recognized net income (loss) from NLS of $32 and $(28) in equity in income (losses) from non-consolidated entity during the three months ending March 31, 2014 and 2013, respectively. In addition, the Partnership received distributions of $120 and $26 from NLS during the three months ending March 31, 2014 and 2013, respectively.

(6)    Fair Value Measurements

The following table presents the Partnership's assets and liabilities from continuing operations measured at fair value on a non-recurring basis during the year ended December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired loan receivable*	$12,610	$—	$—	$12,610
*Represents a non-recurring fair value measurement.

There were no non-recurring measurements during the three months ended March 31, 2014.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable (Level 3)	$18,924	$16,732	$19,220	$16,960

Liabilities
Debt (Level 3)	$485,057	$485,987	$430,730	$431,573

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

(7)    Mortgages and Notes Payable and Co-Borrower Debt

The Partnership had outstanding mortgages and notes payable of $338,837 and $339,179 as of March 31, 2014 and December 31, 2013, respectively. Interest rates, including imputed rates, ranged from 4.7% to 6.5% at March 31, 2014 and December 31, 2013 and the mortgages and notes payable mature between 2015 and 2027. The weighted-average interest rate at March 31, 2014 and December 31, 2013 was, in each case, approximately 5.0%.

Lexington, and the Partnership as co-borrower, have a $400,000 unsecured revolving credit facility with KeyBank National Association (“KeyBank”), as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at Lexington’s option. The unsecured revolving credit facility bears interest at LIBOR plus 0.95% to 1.725% (1.15% as of March 31, 2014) depending on Lexington's unsecured investment-grade debt rating. At March 31, 2014, the unsecured revolving credit facility had $42,000 outstanding, outstanding letters of credit of $6,144 and availability of $351,856, subject to covenant compliance.
Lexington, and the Partnership as co-borrower, have a five-year $250,000 unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, may be prepaid without penalty and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% (1.35% as of March 31, 2014) depending on Lexington's unsecured investment-grade debt rating. As of March 31, 2014, interest rate swap agreements were entered into to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250,000 of outstanding LIBOR-based borrowings.
Lexington, and the Partnership as co-borrower, have a $255,000 unsecured term loan from Wells Fargo Bank, National Association (“Wells Fargo”), as agent. The term loan matures in January 2019. The term loan requires regular payments of interest only at interest rates ranging from LIBOR plus 1.50% to 2.25% (1.75% as of March 31, 2014) depending on Lexington's unsecured investment-grade debt rating. Lexington may prepay any outstanding borrowings under the term loan facility at a premium through January 12, 2016 and at par thereafter. Interest rate swap agreements were entered into to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings.
The unsecured revolving credit facility and the unsecured term loans are subject to financial covenants, which Lexington was in compliance with at March 31, 2014.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

In accordance with the guidance of ASU 2013-04, the Partnership recognizes a proportion of the outstanding amounts of the above mentioned term loans and revolving credit facility, as it is a co-borrower with Lexington, as co-borrower debt in the accompanying balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $146,220 and $91,551 as of March 31, 2014 and December 31, 2013, respectively. Changes in co-borrower debt are recognized in partners’ capital in the accompanying condensed consolidated statements of changes in partners’ capital.

Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments. In addition, certain mortgages are cross-collateralized and cross-defaulted.

(8)    Concentration of Risk

Subject to the terms of the partnership agreement, the Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2014 and 2013, the following tenants represented greater than 10% of rental revenues:

	2014	2013
LG-39 Ground Tenant LLC	15.6%	—%
FC-Canal Ground Tenant LLC	13.4%	—%
AL-Stone Ground Tenant LLC	12.2%	—%

The Partnership net leases these individual land parcels to the tenants under non-cancellable 99-year leases. The improvements on these parcels are owned by the tenants under the Partnership leases and currently consist of three high-rise hotels located in New York, NY. The hotels are known as the Element New York Times Square West, the Sheraton Tribeca New York Hotel and the DoubleTree by Hilton Hotel New York City - Financial District, respectively.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Partnership believes it mitigates this risk by investing in or through major financial institutions.

(9)    Related Party Transactions

The Partnership had the following related party transactions in addition to related party transactions discussed elsewhere in this report and the audited consolidated financial statements in the Annual Report.
The Partnership had outstanding net advances owed to Lexington of $4,792 and $7,703 as of March 31, 2014 and December 31, 2013, respectively. The advances are payable on demand. Lexington earned unit distributions of $12,966 and $9,298 during the three months ended March 31, 2014 and 2013, respectively.
The Partnership was allocated interest expense by Lexington, in accordance with the Partnership's partnership agreement, relating to certain of its lending facilities of $2,017 and $703 for the three months ended March 31, 2014 and 2013, respectively.
Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $2,130 and $1,164 for the three months ended March 31, 2014 and 2013, respectively.
 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses, including from discontinued operations, of $271 and $311 for the three months ended March 31, 2014 and 2013, respectively, for aggregate fees and reimbursements charged by the affiliate.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

(10)    Commitments and Contingencies

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

In June 2013, the Partnership guaranteed $250,000 aggregate principal amount of 4.25% Senior Notes due 2023 (“Senior Notes”) issued by Lexington at an issuance price of 99.026% of the principal amount. The Senior Notes are unsecured, pay interest semi-annually in arrears and mature in June 2023. Lexington may redeem the Senior Notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium. The Senior Notes are rated Baa2 and BBB- by Moody’s Investor Services, Inc. and Standard & Poor's Rating Services, respectively. The Partnership also guaranteed $250,000 original principal amount of Lexington's 4.25% Senior Notes due 2023 that were registered under the Securities Act of 1933, as amended, and were issued in exchange for the Senior Notes.
During 2010, the Partnership guaranteed $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030 (“Guaranteed Notes”) issued by Lexington. The Guaranteed Notes pay interest semi-annually in arrears and mature in January 2030. The holders of the Guaranteed Notes may require Lexington to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Guaranteed Notes are convertible by the holders under certain circumstances for cash, Lexington common shares or a combination of cash and common shares at Lexington's election. As of March 31, 2014, $26,186 original principal amount of Guaranteed Notes were outstanding.

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

(11)    Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the three months ended March 31, 2014 and 2013, the Partnership paid $5,663 and $3,582, respectively, for interest and $2 and $46, respectively, for income taxes.
(12)    Subsequent Events

The Partnership reviewed its subsequent events and transactions that have occurred after March 31, 2014, the date of the condensed consolidated balance sheet. There were no reportable subsequents events or transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms “the Partnership,” “we,” “us” and “our,” we mean Lepercq Corporate Income Fund L.P. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References to Lex GP are to our general partner, Lex GP-1 Trust, a Delaware statutory trust, and references to Lex LP are to Lex LP-1 Trust, a Delaware statutory trust, which hold together approximately 95.0% of our OP units. When we use the term “Lexington” or “LXP,” we mean Lexington Realty Trust and when we use the term “REIT” we mean real estate investment trust. All references to “LCIF II” in this Quarterly Report mean Lepercq Corporate Income Fund II L.P., which was merged with and into us on December 30, 2013. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three months ended March 31, 2014. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year.

The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three months ended March 31, 2014 and 2013, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 17, 2014, which we refer to as our Annual Report. Historical results may not be indicative of future performance.

Forward-Looking Statements. This Quarterly Report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” “may,” “plans,” “predicts,” “will,” “will likely result” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, any risks discussed below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the headings “Risk Factors” in this Quarterly Report and “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and other periodic reports filed with the SEC. Except as required by law, we undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

Critical Accounting Policies.

Management's discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing our unaudited condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. Our accounting policies are discussed under (1) Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, (2) note 2 to our consolidated financial statements contained in our Annual Report and (3) note 1 to our unaudited condensed consolidated financial statements contained in this Quarterly Report. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.

Liquidity

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

Cash flows from operations as reported in the condensed consolidated statements of cash flows totaled $11.9 million and $9.1 million during the three months ended March 31, 2014 and 2013, respectively. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements and loan interest payments from borrowers and (2) the payment of interest on mortgage debt and operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program. Cash flows from operations are also impacted by the level of acquisition volume and sales of properties.

Net cash provided by investing activities totaled $1.0 million and $0.3 million during the three months ended March 31, 2014 and 2013, respectively. Cash provided by investing activities related primarily to collection of loans receivable, distributions from non-consolidated entity in excess of accumulated earnings and changes in escrow deposits and restricted cash. Cash used in investing activities related primarily to capital expenditures on real estate properties and an increase in deferred leasing costs. Therefore, the fluctuation in investing activities relates primarily to the timing of investments.

Net cash used in financing activities totaled $18.8 million and $2.8 million during the three months ended March 31, 2014 and 2013, respectively. Cash used in financing activities was primarily attributable to distribution payments, redemption of OP units, related party payments, net, and debt payments. Cash provided by financing activities was primarily attributable to related party advances, net.

Property Specific Debt. As of March 31, 2014 and December 31, 2013, we had $338.8 million and $339.2 million, respectively, of consolidated property specific debt outstanding. As of March 31, 2014, we had no property specific debt with related balloon payments maturing in 2014 and $37.5 million of property specific debt with related balloon payments maturing in 2015. If a mortgage is unable to be refinanced upon maturity, we will be dependent on LXP’s liquidity resources to satisfy such mortgage to avoid transferring the underlying property to the lender or selling the underlying property to a third party.

Capital Recycling. Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During the three months ended March 31, 2013, we disposed of our interests in one property via foreclosure in full satisfaction of the $12.3 million related non-recourse mortgage. During the three months ended March 31, 2014, we did not dispose of or acquire any properties.

Results of Operations
Three months ended March 31, 2014 compared with the three months ended March 31, 2013. The increase in total gross revenues in the first three months of 2014 of $13.2 million is primarily attributable to an increase in rental revenue. The increase in rental revenue of $12.3 million was primarily due to new property acquisition revenue of $12.7 million, primarily the New York City land leases, offset in part by a reduction due to lease extensions entered into at rents below previous rental amounts and an increase in vacancy at one property.
Depreciation and amortization increased $0.9 million primarily due to property acquisitions.
The increase in property operating expense of $0.3 million is primarily due to the acquisition of one property with operating expense obligations ($0.9 million), offset in part by the impact of management of certain properties being transferred between the tenant and the Partnership ($0.5 million).
The increase in general and administrative expense of $1.3 million is primarily due to an increase in allocable costs from LXP.
The increase in interest and amortization expense of $3.2 million was primarily due to the financing of the New York City land parcels acquired in 2013 and an increase in the allocation of interest from LXP, offset in part by a reduction in interest expense related to mortgages satisfied in 2013.
 Discontinued operations represent properties sold or held for sale. During the three months ended March 31, 2014, we did not have any discontinued operations. During the three months ended March 31, 2013, discontinued operations was a net loss of $1.1 million.
 The increase in net income of $8.6 million was primarily due to the items discussed above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our fixed-rate debt and, to the extent we rely on LXP for liquidity, LXP’s variable-rate debt. As of March 31, 2014, we had $11.2 million of consolidated variable-rate co-borrower debt outstanding, which represented 2.3% of total long-term indebtedness. We did not have any variable-rate indebtedness outstanding at March 31, 2013. During the three months ended March 31, 2014 and 2013, our variable-rate indebtedness had a weighted-average interest rate of 1.6% and 2.0%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2014 and 2013 would have been increased by approximately $22 thousand and $19 thousand, respectively.

As of March 31, 2014 and March 31, 2013, our consolidated fixed-rate debt, including co-borrower debt, was $473.8 million and $236.5 million, respectively, which represented 97.7% and 100.0% of our total long-term indebtedness, respectively.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of March 31, 2014 and are indicative of the interest rate environment as of March 31, 2014, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt, including co-borrower debt, was $474.8 million as of March 31, 2014.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on cash flows and to lower overall borrowing costs. To achieve these objectives, we manage exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of our management, including Lex GP's President and Vice President and Treasurer who are our Principal Executive Officer and our Principal Financial/Accounting Officer, respectively. Based upon this evaluation, Lex GP's President and Vice President and Treasurer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including Lex GP's President and Vice President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

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

ITEM 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report which are incorporated herein by reference.

ITEM 6.    Exhibits.

Exhibit No.		Description
3.1	—
Fifth Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund L.P. (“the Partnership”), dated as of December 31, 1996, as supplemented (the “LCIF Partnership Agreement”) (filed as Exhibit 3.3 to Lexington Realty Trust’s (“Lexington's”) Registration Statement on Form S-3/A filed September 10, 1999 (the “09/10/99 Registration Statement”))(1)

3.2	—
Amendment No. 1 to the LCIF Partnership Agreement dated as of December 31, 2000 (filed as Exhibit 3.11 to the Lexington’s Annual Report on Form 10-K for the year ended December 31, 2003, filed February 26, 2004 (the “2003 10-K”))(1)

3.3	—	First Amendment to the LCIF Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.12 to the 2003 10-K)(1)
3.4	—	Second Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.13 to the 2003 10-K)(1)
3.5	—
Third Amendment to the LCIF Partnership Agreement effective as of December 31, 2003 (filed as Exhibit 3.13 to the Lexington’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 (the “2004 10-K”))(1)

3.6	—	Fourth Amendment to the LCIF Partnership Agreement effective as of October 28, 2004 (filed as Exhibit 10.1 to the Lexington’s Current Report on Form 8-K filed November 4, 2004)(1)
3.7	—	Fifth Amendment to the LCIF Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.1 to the Lexington’s Current Report on Form 8-K filed December 14, 2004 (the “12/14/04 8-K”))(1)
3.8	—	Sixth Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 10.1 to the Lexington’s Current Report on Form 8-K filed January 3, 2005 (the “01/03/05 8-K”))(1)
3.9	—	Seventh Amendment to the LCIF Partnership Agreement (filed as Exhibit 10.1 to the Lexington’s Current Report on Form 8-K filed November 3, 2005)(1)
3.10	—	Eighth Amendment to the LCIF Partnership Agreement effective as of March 26, 2009 (filed as Exhibit 10.1 to the Lexington’s Current Report on Form 8-K filed April 27, 2009 (the “4/27/09 8-K”)(1)
3.11	—
Second Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund II L.P. (“LCIF II”), dated as of August 27, 1998 the (“LCIF II Partnership Agreement”) (filed as Exhibit 3.4 to the 09/10/99 Registration Statement)(1)

3.12	—	First Amendment to the LCIF II Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.14 to the 2003 10-K)(1)
3.13	—	Second Amendment to the LCIF II Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.15 to the 2003 10-K)(1)
3.14	—	Third Amendment to the LCIF II Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.2 to the 12/14/04 8-K)(1)
3.15	—	Fourth Amendment to the LCIF II Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.2 to the 01/03/05 8-K)(1)
3.16	—	Agreement and Plan of Merger dated as of December 23, 2013, by and among LCIF and LCIF II (filed as Exhibit 10.1 to Lexington's Current Report on Form 8-K filed on December 24, 2013)(1)
3.17	—
Sixth Amended and Restated Agreement of Limited Partnership of LCIF, dated as of December 30, 2013 (filed as Exhibit 3.20 to LCIF's Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 17, 2014)(1)

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
Eighth Supplemental Indenture, dated as of February 13, 2013, among Lexington, certain subsidiaries of Lexington signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.1 to Lexington's Current Report on Form 8-K filed on February 13, 2013 (the “02/13/13 8-K”))(1)

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

4.10	—	Indenture, dated as of June 10, 2013, among Lexington, certain subsidiaries of Lexington signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.1 to the 06/13/13 8-K)(1)
10.1	—
Third Amendment to Second Amended and Restated Credit Agreement, dated as of March 28, 2014, among Lexington and the Partnership, as borrowers, KeyBank National Association, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.1 to LCIF's Current Report on Form 8-K filed March 28, 2014 (the “03/28/14” 8-K))(1)

10.2	—
Third Amendment to Amended and Restated Term Loan Agreement, dated as of March 28, 2014, among Lexington and the Partnership, as borrowers, Wells Fargo Bank, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.2 to the 03/28/14 8-K)(1)

31.1	—	Certification of Principal Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	—	Certification of Principal Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101.INS	—	XBRL Instance Document (2, 4)
101.SCH	—	XBRL Taxonomy Extension Schema (2, 4)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase (2, 4)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (2, 4)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (2, 4)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (2, 4)

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)
Furnished herewith. This exhibit shall not be deemed "filed" for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the "Securities Act"), or Section 18 of the Securities Exchanges Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of those sections, and shall not be part of any registration statement to which it may relate, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.

(4)
The following materials are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) the Unaudited Condensed Consolidated Statements of Changes in Partners' Capital for the three months ended March 31, 2014 and 2013; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lepercq Corporate Income Fund L.P.
		By:	Lex GP-1 Trust, its General Partner

Dated:	May 9, 2014	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
President (principal executive officer)

Dated:	May 9, 2014	By:	/s/ Patrick Carroll
Patrick Carroll
Vice President (principal financial officer and principal accounting officer)