Form 10-Q
period 2014-06-30
LEPERCQ CORPORATE INCOME FUND L P
filed 2014-08-07
CIK 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($000, except unit data)

	June 30, 2014 (unaudited)	December 31, 2013
Assets:
Real estate, at cost	$899,603	$892,621
Real estate - intangible assets	154,768	154,768
	1,054,371	1,047,389
Less: accumulated depreciation and amortization	231,906	217,905
Real estate, net	822,465	829,484
Cash and cash equivalents	6,024	13,164
Restricted cash	2,045	4,328
Investment in and advances to non-consolidated entity	4,672	5,098
Deferred expenses, net	13,231	10,174
Loans receivable, net	18,627	19,220
Rent receivable - current	649	1,127
Rent receivable - deferred	35,246	19,594
Other assets	12,585	12,250
Total assets	$915,544	$914,439

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable	$329,165	$339,179
Co-borrower debt	134,750	91,551
Related party advances, net	12,444	7,703
Accounts payable and other liabilities	7,262	7,412
Accrued interest payable	1,073	1,307
Deferred revenue - including below market leases, net	5,109	611
Distributions payable	21,886	13,606
Prepaid rent	6,397	5,003
Total liabilities	518,086	466,372

Commitments and contingencies
Partners' capital	397,458	448,067
Total liabilities and partners' capital	$915,544	$914,439

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, $000, except unit data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Gross revenues:
Rental	$27,552	$15,414	$55,399	$30,952
Tenant reimbursements	2,268	1,319	4,409	2,578
Total gross revenues	29,820	16,733	59,808	33,530
Expense applicable to revenues:
Depreciation and amortization	(7,329)	(6,330)	(14,570)	(12,684)
Property operating	(3,195)	(2,684)	(6,357)	(5,504)
General and administrative	(1,824)	(1,271)	(4,289)	(2,483)
Non-operating income	795	818	1,596	1,634
Interest and amortization expense	(7,471)	(2,921)	(13,897)	(6,119)
Debt satisfaction charges, net	(267)	(1,558)	(267)	(1,558)
Income before provision for income taxes, equity in income (losses) of non-consolidated entity and discontinued operations	10,529	2,787	22,024	6,816
Provision for income taxes	(23)	(29)	(75)	(57)
Equity in income (losses) of non-consolidated entity	34	(43)	66	(71)
Income from continuing operations	10,540	2,715	22,015	6,688
Discontinued operations:
Income (loss) from discontinued operations	—	(58)	—	402
Debt satisfaction gains (charges), net	—	(2,687)	—	1,711
Gains on sales of properties	—	10,394	—	10,394
Impairment charges	—	—	—	(5,979)
Total discontinued operations	—	7,649	—	6,528
Net income	$10,540	$10,364	$22,015	$13,216
Income per unit:
Income from continuing operations	$0.15	$0.06	$0.32	$0.15
Income from discontinued operations	—	0.17	—	0.15
Net income	$0.15	$0.23	$0.32	$0.30
Weighted-average units outstanding	68,110,509	44,131,032	68,110,509	44,131,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited, $000, except unit amounts)

Six Months ended June 30, 2014	Units	Partners' Capital
Balance December 31, 2013	68,280,702	$448,067
Changes in co-borrower debt	—	(43,199)
Redemption of units	(170,193)	(1,962)
Distributions	—	(27,463)
Net Income	—	22,015
Balance June 30, 2014	68,110,509	$397,458

Six Months ended June 30, 2013
Balance December 31, 2012	44,131,032	$216,544
Changes in co-borrower debt	—	(6,997)
Distributions	—	(19,790)
Net Income	—	13,216
Balance June 30, 2013	44,131,032	$202,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, $000)

	Six Months ended June 30
	2014	2013
Net cash provided by operating activities	$21,398	$18,378
Cash flows from investing activities:
Investments in real estate under construction	(1,979)	(1,738)
Capital expenditures	(1,332)	(821)
Net proceeds from sale of properties	—	25,124
Principal payments received on loans receivable	677	950
Distributions from non-consolidated entity in excess of accumulated earnings	492	26
Increase in deferred leasing costs	(2,227)	(328)
Change in escrow deposits and restricted cash	2,283	867
Net cash provided by (used in) investing activities	(2,086)	24,080
Cash flows from financing activities:
Distributions to partners	(19,183)	(1,203)
Principal amortization payments	(1,014)	(4,046)
Increase in deferred financing costs	(34)	—
Principal payments on debt, excluding normal amortization	(9,000)	(44,397)
Related party advances, net	4,741	10,969
Redemption of OP units	(1,962)	—
Net cash used in financing activities	(26,452)	(38,677)
Change in cash and cash equivalents	(7,140)	3,781
Cash and cash equivalents, at beginning of period	13,164	7,347
Cash and cash equivalents, at end of period	$6,024	$11,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

(1)    The Partnership and Financial Statement Presentation

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership subsidiary for Lexington. On December 30, 2013, another operating partnership subsidiary of Lexington, Lepercq Corporate Income Fund II L.P. (“LCIF II”), was merged with and into the Partnership, with the Partnership as the surviving entity. As the merger was between entities under common control, the operations of LCIF II are combined with the Partnership in these condensed consolidated financial statements at the historical cost basis and all periods presented include the results of operations of LCIF II. As of June 30, 2014 and December 31, 2013, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner, owned approximately 95.0% of the outstanding units of the Partnership.

The Partnership owns a diversified portfolio of equity and debt investments in single-tenant properties and land. As of June 30, 2014 and December 31, 2013, the Partnership had equity ownership interests in 42 consolidated properties located in 24 states. A majority of the real properties in which the Partnership had an interest and all land interests are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost, including cost increases, for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the landlord is responsible for certain operating expenses.

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

The financial statements contained in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 (this “Quarterly Report”) have been prepared by the Partnership in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and six months ended June 30, 2014 and 2013, are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's audited consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2013 filed with the SEC on March 17, 2014 (“Annual Report”).

Earnings Per Unit. Net income per unit is computed by dividing net income by the weighted-average number of units outstanding during the period. There are no potential dilutive securities.

Unit Redemptions. The Partnership's limited partner units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for shares of beneficial interests of Lexington, par value $0.0001 per share, classified as common stock (“common shares”), on a one to approximately 1.13 basis, subject to future adjustments. These units are not mandatorily redeemable by the Partnership.

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

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $27,463 ($0.40 per weighted-average unit) and $19,790 ($0.45 per weighted-average unit) to its partners during the six months ended June 30, 2014 and 2013, respectively. Certain units owned indirectly by Lexington are entitled to aggregate annual distributions of $3.25 per unit.

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and improves financial statement disclosures. Under this guidance, only disposals representing a strategic shift in operations that have a major effect on an organization's operations and financial results should be presented as discontinued operations. The new guidance is effective in the first quarter of 2015. It is anticipated that the implementation of this guidance will reduce the number of future property dispositions the Partnership makes, if any, that will be classified as discontinued operations in the Partnership's condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The new guidance is effective for reporting periods beginning after December 15, 2016. The Partnership is currently evaluating the impact of the adoption of the new guidance on its condensed consolidated financial statements.

(2)     Investments in Real Estate

The Partnership's real estate, net, consists of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Real estate, at cost:
Buildings and building improvements	$572,487	$567,309
Land, land estates and land improvements	325,074	325,074
Fixtures and equipment	84	84
Construction in progress	1,958	154
Real estate intangibles:
In-place lease values	130,387	130,387
Tenant relationships	20,350	20,350
Above-market leases	4,031	4,031
	1,054,371	1,047,389
Accumulated depreciation and amortization(1)	(231,906)	(217,905)
Real estate, net	$822,465	$829,484

(1)	Includes accumulated amortization of real estate intangible assets of $47,831 and $44,940 in 2014 and 2013, respectively.

In addition, the Partnership had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $393 and $539, respectively, as of June 30, 2014 and December 31, 2013.

(3)     Sales of Real Estate and Discontinued Operations

During the six months ended June 30, 2013, the Partnership sold its interest in a property for a gross sales price of $25,900. In addition, the Partnership conveyed its interest in two properties, along with the respective escrow deposits, in satisfaction of an aggregate $29,859 of non-recourse secured mortgage loans and recognized aggregate debt satisfaction gains, net, of $1,711. These dispositions resulted in aggregate gains on sales of properties of $10,394 and impairment charges of $5,979.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

At June 30, 2014, the Partnership had no properties classified as held for sale.

The following presents the operating results for disposed properties during 2013:

	Three Months Ending	Six Months Ending
	June 30, 2013	June 30, 2013
Total gross revenues	$1,026	$2,421
Pre-tax net income	$7,649	$6,528

(4)    Loans Receivable

As of June 30, 2014 and December 31, 2013, the Partnership's loans receivable are comprised primarily of mortgage loans on real estate.
The following is a summary of the Partnership's loans receivable as of June 30, 2014 and December 31, 2013:

	Loan carrying-value(1)
Loan	6/30/2014	12/31/2013	Interest Rate	Maturity Date
Westmont, IL(2)	$12,417	$12,610	6.45%	10/2015
Southfield, MI	6,210	6,610	4.55%	02/2015
	$18,627	$19,220

(1)	Loan carrying value includes accrued interest and is net of origination costs and loan losses, if any.

(2)
Borrower is delinquent on debt service payments. Tenant at office property collateral terminated its lease. The Partnership recognized an impairment of $13,939 during the fourth quarter of 2013. During the six months ended June 30, 2014, the Partnership recognized $853 of interest income relating to the impaired loan and the loan had an average recorded investment value of $12,514 during the six months ended June 30, 2014. At June 30, 2014, the impaired loan receivable had a contractual unpaid balance of $26,357.

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
The Partnership's financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Partnership uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of June 30, 2014, the financing receivables were performing as anticipated other than the Westmont, Illinois loan as discussed above and there were no significant delinquent amounts outstanding.

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

The Partnership's carrying value in NLS at June 30, 2014 and December 31, 2013 was $4,672 and $5,098, respectively. The Partnership recognized net income (loss) from NLS of $66 and $(71) in equity in income (losses) from non-consolidated entity during the six months ending June 30, 2014 and 2013, respectively. In addition, the Partnership received distributions of $492 and $26 from NLS during the six months ending June 30, 2014 and 2013, respectively.

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

There were no non-recurring measurements during the six months ended June 30, 2014.

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable (Level 3)	$18,627	$16,505	$19,220	$16,960

Liabilities
Debt (Level 3)	$463,915	$469,149	$430,730	$431,573

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

(7)    Mortgages and Notes Payable and Co-Borrower Debt

The Partnership had outstanding mortgages and notes payable of $329,165 and $339,179 as of June 30, 2014 and December 31, 2013, respectively. Interest rates, including imputed rates, ranged from 4.7% to 6.5% at June 30, 2014 and December 31, 2013 and the mortgages and notes payable mature between 2015 and 2027. The weighted-average interest rate at June 30, 2014 and December 31, 2013 was, in each case, approximately 5.0%.

Lexington, and the Partnership as co-borrower, have a $400,000 unsecured revolving credit facility with KeyBank National Association (“KeyBank”), as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at Lexington’s option. The unsecured revolving credit facility bears interest at LIBOR plus 0.95% to 1.725% (1.15% as of June 30, 2014) depending on Lexington's unsecured investment-grade debt rating. At June 30, 2014, the unsecured revolving credit facility had no amounts outstanding, outstanding letters of credit of $16,144 and availability of $383,856, subject to covenant compliance.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

Lexington, and the Partnership as co-borrower, have a five-year $250,000 unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, may be prepaid without penalty and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% (1.35% as of June 30, 2014) depending on Lexington's unsecured investment-grade debt rating. As of June 30, 2014, interest rate swap agreements were entered into to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250,000 of outstanding LIBOR-based borrowings.
Lexington, and the Partnership as co-borrower, have a $255,000 unsecured term loan from Wells Fargo Bank, National Association (“Wells Fargo”), as agent. The term loan matures in January 2019. The term loan requires regular payments of interest only at interest rates ranging from LIBOR plus 1.50% to 2.25% (1.75% as of June 30, 2014) depending on Lexington's unsecured investment-grade debt rating. Lexington may prepay any outstanding borrowings under the term loan facility at a premium through January 12, 2016 and at par thereafter. Interest rate swap agreements were entered into to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings.
Lexington was in compliance with all applicable financial covenants contained in its corporate level debt agreements at June 30, 2014.
In accordance with the guidance of ASU 2013-04, the Partnership recognizes a proportion of the outstanding amounts of the above mentioned term loans and revolving credit facility, as it is a co-borrower with Lexington, as co-borrower debt in the accompanying balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $134,750 and $91,551 as of June 30, 2014 and December 31, 2013, respectively. Changes in co-borrower debt are recognized in partners’ capital in the accompanying condensed consolidated statements of changes in partners’ capital.

Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments. In addition, certain mortgages are cross-collateralized and cross-defaulted.

(8)    Concentration of Risk

Subject to the terms of the partnership agreement, the Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the six months ended June 30, 2014 and 2013, the following tenants represented greater than 10% of rental revenues:

	2014	2013
LG-39 Ground Tenant LLC	15.7%	—%
FC-Canal Ground Tenant LLC	13.4%	—%
AL-Stone Ground Tenant LLC	12.3%	—%

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

The Partnership had outstanding net advances owed to Lexington of $12,444 and $7,703 as of June 30, 2014 and December 31, 2013, respectively. The advances are payable on demand. Lexington earned unit distributions of $26,261 and $18,608 during the six months ended June 30, 2014 and 2013, respectively.
The Partnership was allocated interest expense by Lexington, in accordance with the Partnership's partnership agreement, relating to certain lending facilities of $4,506 and $1,550 for the six months ended June 30, 2014 and 2013, respectively.
Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $3,918 and $2,427 for the six months ended June 30, 2014 and 2013, respectively.
 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses, including from discontinued operations, of $512 and $620 for the six months ended June 30, 2014 and 2013, respectively, for aggregate fees and reimbursements charged by the affiliate.
(10)    Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere, the Partnership has the following commitments and contingencies.

The Partnership is obligated under certain tenant leases, including its proportionate share for leases for non-consolidated entities, to fund the expansion of the underlying leased properties. During the six months ended June 30, 2014, the Partnership commenced the expansion of the Byhalia, Mississippi property for an estimated cost of $15,300. The Partnership, under certain circumstances, may guarantee to tenants the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries.

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

In May 2014, the Partnership guaranteed $250,000 aggregate principal amount of 4.40% Senior Notes due 2024 (“2024 Senior Notes”) issued by Lexington at an issuance price of 99.883% of the principal amount and in June 2013, the Partnership guaranteed $250,000 aggregate principal amount of 4.25% Senior Notes due 2023 (“ 2023 Senior Notes”) issued by Lexington at an issuance price of 99.026% of the principal amount, collectively the Senior Notes. The Senior Notes are unsecured and pay interest semi-annually in arrears. Lexington may redeem the Senior Notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium. In January 2014, the Partnership also guaranteed $250,000 original principal amount of Lexington's 4.25% Senior Notes due 2023 that were registered under the Securities Act of 1933, as amended, and were issued in exchange for the 2023 Senior Notes.
During 2010, the Partnership guaranteed $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030 (“Guaranteed Notes”) issued by Lexington. The Guaranteed Notes pay interest semi-annually in arrears and mature in January 2030. The holders of the Guaranteed Notes may require Lexington to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Guaranteed Notes are convertible by the holders under certain circumstances for cash, Lexington common shares or a combination of cash and common shares at Lexington's election. As of June 30, 2014, $26,186 original principal amount of Guaranteed Notes were outstanding.

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

(11)    Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the six months ended June 30, 2014 and 2013, the Partnership paid $13,467 and $5,262, respectively, for interest and $94 and $68, respectively, for income taxes.
(12)    Subsequent Events

Subsequent to June 30, 2014 and in addition to disclosures elsewhere in the financial statements, the Partnership disposed of its interest in an industrial property to an unrelated third party for a disposition price of $41,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms “the Partnership,” “we,” “us” and “our,” we mean Lepercq Corporate Income Fund L.P. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References to Lex GP are to our general partner, Lex GP-1 Trust, a Delaware statutory trust, and references to Lex LP are to Lex LP-1 Trust, a Delaware statutory trust, which hold together approximately 95.0% of our OP units. When we use the term “Lexington” or “LXP,” we mean Lexington Realty Trust and when we use the term “REIT” we mean real estate investment trust. All references to “LCIF II” in this Quarterly Report mean Lepercq Corporate Income Fund II L.P., which was merged with and into us on December 31, 2013. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year.

The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2014 and 2013, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 17, 2014, which we refer to as our Annual Report. Historical results may not be indicative of future performance.

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

Cash flows from operations as reported in the condensed consolidated statements of cash flows totaled $21.4 million and $18.4 million during the six months ended June 30, 2014 and 2013, respectively. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements and loan interest payments from borrowers and (2) the payment of interest on mortgage debt and operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program. Cash flows from operations are also impacted by the level of acquisition volume and sales of properties.

Net cash provided by (used in) investing activities totaled $(2.1) million and $24.1 million during the six months ended June 30, 2014 and 2013, respectively. Cash provided by investing activities related primarily to collection of loans receivable, distributions from non-consolidated entity in excess of accumulated earnings, net proceeds from the sale of properties and changes in escrow deposits and restricted cash. Cash used in investing activities related primarily to capital expenditures on real estate properties, investments in real estate under construction and an increase in deferred leasing costs. Therefore, the fluctuation in investing activities relates primarily to the timing of investments.

Net cash used in financing activities totaled $26.5 million and $38.7 million during the six months ended June 30, 2014 and 2013, respectively. Cash used in financing activities was primarily attributable to distribution payments, redemption of OP units, an increase in deferred financing costs and debt payments. Cash provided by financing activities was primarily attributable to related party advances, net.

Property Specific Debt. As of June 30, 2014 and December 31, 2013, we had $329.2 million and $339.2 million, respectively, of consolidated property specific debt outstanding. As of June 30, 2014, we had no property specific debt with related balloon payments maturing in 2014 and $28.5 million of property specific debt with related balloon payments maturing in 2015. If a mortgage is unable to be refinanced upon maturity, we will be dependent on LXP’s liquidity resources to satisfy such mortgage to avoid transferring the underlying property to the lender or selling the underlying property to a third party.

Capital Recycling. Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During the six months ended June 30, 2013, we disposed of our interest in a property for a gross sales price of $25.9 million and two properties via foreclosure in full satisfaction of the $29.9 million aggregate related non-recourse mortgage. During the six months ended June 30, 2014, we did not dispose of or acquire any properties.

Results of Operations
Three months ended June 30, 2014 compared with the three months ended June 30, 2013. The increase in total gross revenues in the second quarter of 2014 of $13.1 million is primarily attributable to an increase in rental revenue. The increase in rental revenue of $12.1 million was primarily due to new property acquisition revenue of $12.7 million, primarily the New York City land leases, offset in part by a reduction due to lease extensions entered into at rents below previous rental amounts, the net impact of management of certain properties being transferred between the tenant and us and an increase in vacancy at one property.
Depreciation and amortization increased $1.0 million primarily due to property acquisitions.
The increase in property operating expense of $0.5 million is primarily due to the acquisition of one property with operating expense obligations ($0.9 million), offset in part by the net impact of management of certain properties being transferred between the tenant and us ($0.5 million).
The increase in general and administrative expense of $0.6 million is primarily due to an increase in allocable costs from LXP.
The increase in interest and amortization expense of $4.6 million was primarily due to the financing of the New York City land parcels acquired in 2013 and an increase in the allocation of interest from LXP, offset in part by a reduction in interest expense related to mortgages satisfied in 2013.
Debt satisfaction charges, net decreased by $1.3 million, primarily due to the timing of debt satisfactions.
Discontinued operations represent properties sold or held for sale. During the second quarter of 2014, we did not have any discontinued operations. During the second quarter of 2013, discontinued operations generated net income of $7.6 million, primarily due to a gains on sales of properties of $10.4 million, offset in part by debt satisfaction charges, net of $2.7 million.
 The increase in net income of $0.2 million was primarily due to the items discussed above.
Six months ended June 30, 2014 compared with the six months ended June 30, 2013. The increase in total gross revenues in the six months ended June 30, 2014 of $26.3 million is primarily attributable to an increase in rental revenue. The increase in rental revenue of $24.4 million was primarily due to new property acquisition revenue of $25.4 million, primarily the New York City land leases, offset in part by a reduction due to lease extensions entered into at rents below previous rental amounts, the net impact of management of certain properties being transferred between the tenant and us and an increase in vacancy at one property.
Depreciation and amortization increased $1.9 million primarily due to property acquisitions.
The increase in property operating expense of $0.9 million is primarily due to the acquisition of one property with operating expense obligations ($1.8 million), offset in part by the net impact of management of certain properties being transferred between the tenant and us ($0.9 million).
The increase in general and administrative expense of $1.8 million is primarily due to an increase in allocable costs from LXP.
The increase in interest and amortization expense of $7.8 million was primarily due to the financing of the New York City land parcels acquired in 2013 and an increase in the allocation of interest from LXP, offset in part by a reduction in interest expense related to mortgages satisfied in 2013.
Debt satisfaction charges, net decreased by $1.3 million, primarily due to the timing of debt satisfactions.
Discontinued operations represent properties sold or held for sale. During the six months ended June 30, 2014, we did not have any discontinued operations. During the six months ended June 30, 2013, discontinued operations generated net income of $6.5 million, primarily due to gains on sales of properties of $10.4 million, partially offset by impairment charges of $6.0 million.
 The increase in net income of $8.8 million was primarily due to the items discussed above.

Off-Balance Sheet Arrangements
We are co-borrowers or guarantors of corporate borrowing facilities and debt securities of LXP (see note 10 to our unaudited condensed consolidated financial statements with respect to debt securities). In addition, we, from time to time, guarantee certain tenant improvement allowances and lease commissions on behalf of subsidiaries when required by the related tenant or lender. However, we do not believe these guarantees are material to us as the obligations under and risks associated with such guarantees are priced into the rent under the lease or the value of the property.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our fixed-rate debt and, to the extent we rely on LXP for liquidity, LXP’s variable-rate debt. We did not have any variable-rate indebtedness outstanding at June 30, 2014 and 2013. During the three months ended June 30, 2014 and 2013, our variable-rate indebtedness had a weighted-average interest rate of 1.3% and 2.0%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2014 and 2013 would have increased by approximately $19 thousand and $62 thousand, respectively. During the six months ended June 30, 2014 and 2013, our variable-rate indebtedness had a weighted-average interest rate of 1.4% and 2.0%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2014 and 2013 would have increased by approximately $41 thousand and $81 thousand, respectively.

As of June 30, 2014 and 2013, our consolidated fixed-rate debt, including co-borrower debt, was $463.9 million and $184.3 million, respectively, which represented 100.0% of our total long-term indebtedness, respectively.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of June 30, 2014 and are indicative of the interest rate environment as of June 30, 2014, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt, including co-borrower debt, was $469.1 million as of June 30, 2014.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on cash flows and to lower overall borrowing costs. To achieve these objectives, we manage exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of our management, including Lex GP's President and Lex GP's Vice President and Treasurer who are our Principal Executive Officer and our Principal Financial/Accounting Officer, respectively. Based upon this evaluation, Lex GP's President and Lex GP's Vice President and Treasurer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including Lex GP's President and Lex GP's Vice President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Indenture dated as of May 9, 2014, among Lexington, the Partnership and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K filed May 13, 2014)(1)

4.12	—
First Supplemental Indenture, dated as of May 20, 2014, among Lexington, the Partnership and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K filed May 20, 2014)(1)

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

(4)
The following materials are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) the Unaudited Condensed Consolidated Statements of Changes in Partners' Capital for the six months ended June 30, 2014 and 2013; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lepercq Corporate Income Fund L.P.
		By:	Lex GP-1 Trust, its General Partner

Dated:	August 7, 2014	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
President (principal executive officer)

Dated:	August 7, 2014	By:	/s/ Patrick Carroll
Patrick Carroll
Vice President (principal financial officer and principal accounting officer)