Form 10-Q
period 2014-09-30
LEPERCQ CORPORATE INCOME FUND L P
filed 2014-11-07
CIK 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($000, except unit data)

	September 30, 2014 (unaudited)	December 31, 2013
Assets:
Real estate, at cost	$861,763	$892,621
Real estate - intangible assets	153,903	154,768
	1,015,666	1,047,389
Less: accumulated depreciation and amortization	219,242	217,905
Real estate, net	796,424	829,484
Cash and cash equivalents	8,274	13,164
Restricted cash	42,462	4,328
Investment in and advances to non-consolidated entities	4,789	5,098
Deferred expenses, net	13,518	10,174
Loans receivable, net	18,331	19,220
Rent receivable - current	343	1,127
Rent receivable - deferred	41,549	19,594
Other assets	14,823	12,250
Total assets	$940,513	$914,439

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable	$328,773	$339,179
Co-borrower debt	135,163	91,551
Related party advances, net	3,028	7,703
Accounts payable and other liabilities	8,149	7,412
Accrued interest payable	1,071	1,307
Deferred revenue - including below market leases, net	4,898	611
Distributions payable	14,360	13,606
Prepaid rent	5,811	5,003
Total liabilities	501,253	466,372

Commitments and contingencies
Partners' capital	439,260	448,067
Total liabilities and partners' capital	$940,513	$914,439

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, $000, except unit data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Gross revenues:
Rental	$27,206	$14,283	$80,890	$43,521
Tenant reimbursements	2,119	1,519	6,513	4,086
Total gross revenues	29,325	15,802	87,403	47,607
Expense applicable to revenues:
Depreciation and amortization	(6,883)	(5,891)	(20,488)	(17,610)
Property operating	(3,914)	(2,837)	(10,268)	(8,339)
General and administrative	(1,744)	(1,100)	(6,033)	(3,582)
Non-operating income	924	928	2,521	2,562
Interest and amortization expense	(7,105)	(1,836)	(21,002)	(7,955)
Debt satisfaction charges, net	(90)	(2)	(357)	(1,560)
Income before provision for income taxes, equity in income (losses) of non-consolidated entities and discontinued operations	10,513	5,064	31,776	11,123
Provision for income taxes	(11)	(1)	(72)	(45)
Equity in income (losses) of non-consolidated entities	35	4	101	(67)
Income from continuing operations	10,537	5,067	31,805	11,011
Discontinued operations:
Income from discontinued operations	114	308	875	1,467
Provision for income taxes	(1)	(6)	(15)	(20)
Debt satisfaction gains (charges), net	—	(2)	—	1,709
Gains on sales of properties	17,944	—	17,944	10,394
Impairment charges	—	(802)	—	(6,781)
Total discontinued operations	18,057	(502)	18,804	6,769
Net income	$28,594	$4,565	$50,609	$17,780
Income per unit:
Income from continuing operations	$0.15	$0.09	$0.47	$0.23
Income (loss) from discontinued operations	0.27	(0.01)	0.27	0.14
Net income	$0.42	$0.08	$0.74	$0.37
Weighted-average units outstanding	68,138,463	55,409,471	68,119,929	47,890,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited, $000, except unit amounts)

Nine Months ended September 30, 2014	Units	Partners' Capital
Balance December 31, 2013	68,280,702	$448,067
Issuance of units	2,571,757	27,981
Changes in co-borrower debt	—	(43,612)
Redemption of units	(170,193)	(1,962)
Distributions	—	(41,823)
Net Income	—	50,609
Balance September 30, 2014	70,682,266	$439,260

Nine Months ended September 30, 2013
Balance December 31, 2012	44,131,032	$216,544
Issuance of units	16,917,658	212,147
Changes in co-borrower debt	—	(17,803)
Distributions	—	(32,180)
Net Income	—	17,780
Balance September 30, 2013	61,048,690	$396,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, $000)

	Nine Months ended September 30
	2014	2013
Net cash provided by operating activities	$29,573	$30,700
Cash flows from investing activities:
Investments in real estate under construction	(1,994)	(3,972)
Capital expenditures	(2,827)	(1,301)
Net proceeds from sale of properties	40,836	30,023
Principal payments received on loans receivable	1,018	1,273
Investment in non-consolidated entity	(263)	—
Distributions from non-consolidated entities in excess of accumulated earnings	572	265
Increase in deferred leasing costs	(3,485)	(755)
Change in escrow deposits and restricted cash	(38,134)	(4,296)
Net cash provided by (used in) investing activities	(4,277)	21,237
Cash flows from financing activities:
Distributions to partners	(19,808)	(1,789)
Principal amortization payments	(1,406)	(4,343)
Increase in deferred financing costs	(55)	(1)
Principal payments on debt, excluding normal amortization	(9,000)	(44,397)
Related party advances, net	2,045	3,367
Redemption of OP units	(1,962)	—
Net cash used in financing activities	(30,186)	(47,163)
Change in cash and cash equivalents	(4,890)	4,774
Cash and cash equivalents, at beginning of period	13,164	7,347
Cash and cash equivalents, at end of period	$8,274	$12,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

(1)    The Partnership and Financial Statement Presentation

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership subsidiary for Lexington. On December 30, 2013, another operating partnership subsidiary of Lexington, Lepercq Corporate Income Fund II L.P. (“LCIF II”), was merged with and into the Partnership, with the Partnership as the surviving entity. As the merger was between entities under common control, the operations of LCIF II are combined with the Partnership in these unaudited condensed consolidated financial statements at the historical cost basis and all periods presented include the results of operations of LCIF II. As of September 30, 2014 and December 31, 2013, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner, owned approximately 95.0% of the outstanding units of the Partnership.

The Partnership owns a diversified portfolio of equity and debt investments in single-tenant properties and land. As of September 30, 2014, the Partnership had equity ownership interests in 41 consolidated properties located in 24 states. A majority of the real properties in which the Partnership had an interest and all land interests are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost, including cost increases, for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the landlord is responsible for certain operating expenses.

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

The financial statements contained in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 (this “Quarterly Report”) have been prepared by the Partnership in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and nine months ended September 30, 2014 and 2013, are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's audited consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2013 filed with the SEC on March 17, 2014 (“Annual Report”).

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

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $41,823 ($0.61 per weighted-average unit) and $32,180 ($0.67 per weighted-average unit) to its partners during the nine months ended September 30, 2014 and 2013, respectively. Certain units owned indirectly by Lexington are entitled to aggregate annual distributions of $3.25 per unit.

Use of Estimates. The Partnership has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. The Partnership evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. The Partnership adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets, loans receivable and equity method investments and the useful lives of long-lived assets. Actual results could differ materially from those estimates.

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

Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform to the current year presentation, including certain statements of operations captions including activities for properties sold, which are presented in discontinued operations.

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and improves financial statement disclosures. Under this guidance, only disposals representing a strategic shift in operations that have a major effect on an organization's operations and financial results should be presented as discontinued operations. The new guidance is effective in the first quarter of 2015. It is anticipated that the implementation of this guidance will reduce the number of future property dispositions the Partnership makes, if any, that will be classified as discontinued operations in the Partnership's unaudited condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The new guidance is effective for reporting periods beginning after December 15, 2016. The Partnership is currently evaluating the impact of the adoption of the new guidance on its unaudited condensed consolidated financial statements.

(2)     Investments in Real Estate

The Partnership's real estate, net, consists of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Real estate, at cost:
Buildings and building improvements	$535,363	$567,309
Land, land estates and land improvements	322,592	325,074
Fixtures and equipment	84	84
Construction in progress	3,724	154
Real estate intangibles:
In-place lease values	129,616	130,387
Tenant relationships	20,256	20,350
Above-market leases	4,031	4,031
	1,015,666	1,047,389
Accumulated depreciation and amortization(1)	(219,242)	(217,905)
Real estate, net	$796,424	$829,484

(1)	Includes accumulated amortization of real estate intangible assets of $48,478 and $44,940 in 2014 and 2013, respectively.

In addition, the Partnership had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $320 and $539, respectively, as of September 30, 2014 and December 31, 2013.

(3)     Sales of Real Estate and Discontinued Operations

During the nine months ended September 30, 2014, the Partnership sold its interest in a property for a gross sales price of $41,000 and recognized a gain on sale of property of $17,944.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

During the nine months ended September 30, 2013, the Partnership sold its interests in certain properties for an aggregate gross sales price of $30,945. In addition, the Partnership conveyed its interest in two properties, along with the respective escrow deposits, in satisfaction of an aggregate $29,859 of non-recourse secured mortgage loans and recognized aggregate debt satisfaction gains, net, of $1,709. These dispositions resulted in aggregate gains on sales of properties of $10,394 and impairment charges of $6,781.

At September 30, 2014, the Partnership had no properties classified as held for sale.

The following presents the operating results for disposed properties during 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total gross revenues	$276	$1,313	$2,006	$5,460
Pre-tax net income (loss), including gains on sales	$18,058	$(496)	$18,819	$6,789

(4)    Loans Receivable

As of September 30, 2014 and December 31, 2013, the Partnership's loans receivable are comprised primarily of mortgage loans on real estate.
The following is a summary of the Partnership's loans receivable as of September 30, 2014 and December 31, 2013:

	Loan carrying-value(1)
Loan	9/30/2014	12/31/2013	Interest Rate	Maturity Date
Westmont, IL(2)	$12,326	$12,610	6.45%	10/2015
Southfield, MI	6,005	6,610	4.55%	02/2015
	$18,331	$19,220

(1)	Loan carrying value includes accrued interest and is net of origination costs and loan losses, if any.

(2)
Borrower is delinquent on debt service payments. Tenant at office property collateral terminated its lease. The Partnership recognized an impairment of $13,939 during the fourth quarter of 2013. During the nine months ended September 30, 2014, the Partnership recognized $1,284 of interest income relating to the impaired loan and the loan had an average recorded investment value of $12,468. At September 30, 2014, the impaired loan receivable had a contractual unpaid balance of $26,265. Subsequent to September 30, 2014, the Partnership commenced a foreclosure proceeding.

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
The Partnership's financing receivables operate within one class of financing receivables as these assets (1) are collateralized by commercial real estate and (2) similar metrics are used to monitor the risk and performance of these assets. The Partnership uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of September 30, 2014, the financing receivables were performing as anticipated other than the Westmont, Illinois loan as discussed above and there were no significant delinquent amounts outstanding.

(5)    Investments in and Advances to Non-Consolidated Entities

In July 2014, the Partnership acquired a 1.0% interest in an office property in Philadelphia, Pennsylvania for $263. The Partnership accounts for this investment under the cost basis of accounting.

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

The Partnership's carrying value in NLS at September 30, 2014 and December 31, 2013 was $4,526 and $5,098, respectively. The Partnership recognized net income (loss) from NLS of $90 and $(67) in equity in income (losses) from non-consolidated entities during the nine months ending September 30, 2014 and 2013, respectively. In addition, the Partnership received distributions of $662 and $265 from NLS during the nine months ending September 30, 2014 and 2013, respectively.

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

There were no non-recurring measurements from continuing operations during the nine months ended September 30, 2014.

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable (Level 3)	$18,331	$16,278	$19,220	$16,960

Liabilities
Debt (Level 3)	$463,936	$468,906	$430,730	$431,573

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

(7)    Mortgages and Notes Payable and Co-Borrower Debt

The Partnership had outstanding mortgages and notes payable of $328,773 and $339,179 as of September 30, 2014 and December 31, 2013, respectively. Interest rates, including imputed rates, ranged from 4.7% to 6.5% at September 30, 2014 and December 31, 2013 and the mortgages and notes payable mature between 2015 and 2027. The weighted-average interest rate at September 30, 2014 and December 31, 2013 was, in each case, approximately 5.0%.

Lexington, and the Partnership as co-borrower, have a $400,000 unsecured revolving credit facility with KeyBank National Association (“KeyBank”), as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at Lexington’s option. The unsecured revolving credit facility bears interest at LIBOR plus 0.95% to 1.725% (1.15% as of September 30, 2014) depending on Lexington's unsecured investment-grade debt rating. At September 30, 2014, the unsecured revolving credit facility had no amounts outstanding, outstanding letters of credit of $16,144 and availability of $383,856, subject to covenant compliance.
Lexington, and the Partnership as co-borrower, have a five-year $250,000 unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, may be prepaid without penalty and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% (1.35% as of September 30, 2014) depending on Lexington's unsecured investment-grade debt rating. As of September 30, 2014, interest rate swap agreements were entered into to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250,000 of outstanding LIBOR-based borrowings.
Lexington, and the Partnership as co-borrower, have a $255,000 unsecured term loan from Wells Fargo Bank, National Association (“Wells Fargo”), as agent. The term loan matures in January 2019. The term loan requires regular payments of interest only at interest rates ranging from LIBOR plus 1.50% to 2.25% (1.75% as of September 30, 2014) depending on Lexington's unsecured investment-grade debt rating. Lexington may prepay any outstanding borrowings under the term loan facility at a premium through January 12, 2016 and at par thereafter. Interest rate swap agreements were entered into to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings.
Lexington was in compliance with all applicable financial covenants contained in its corporate level debt agreements at September 30, 2014.
In accordance with the guidance of ASU 2013-04, the Partnership, as it is a co-borrower with Lexington, recognizes a proportion of the outstanding amounts of the above mentioned term loans and revolving credit facility as co-borrower debt in the accompanying balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $135,163 and $91,551 as of September 30, 2014 and December 31, 2013, respectively. Changes in co-borrower debt are recognized in partners’ capital in the accompanying unaudited condensed consolidated statements of changes in partners’ capital.

Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments. In addition, certain mortgages are cross-collateralized and cross-defaulted.

(8)    Concentration of Risk

Subject to the terms of the partnership agreement, the Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2014 and 2013, the following tenants represented greater than 10% of rental revenues:

	2014	2013
LG-39 Ground Tenant LLC	16.1%	—%
FC-Canal Ground Tenant LLC	13.8%	—%
AL-Stone Ground Tenant LLC	12.6%	—%

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
The Partnership had outstanding net advances owed to Lexington of $3,028 and $7,703 as of September 30, 2014 and December 31, 2013, respectively. The advances are payable on demand. Lexington earned distributions of $39,993 and $30,412 during the nine months ended September 30, 2014 and 2013, respectively. During September 2014 and August 2013, the Partnership issued 2,571,757 and 16,917,658 units, respectfully, to Lexington to satisfy outstanding distributions and advances of $27,981 and $212,147, respectively.
The Partnership was allocated interest expense by Lexington, in accordance with the Partnership's partnership agreement, relating to certain lending facilities of $7,336 and $1,550 for the nine months ended September 30, 2014 and 2013, respectively.
Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $5,640 and $3,522 for the nine months ended September 30, 2014 and 2013, respectively.
 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses, including from discontinued operations, of $743 and $892 for the nine months ended September 30, 2014 and 2013, respectively, for aggregate fees and reimbursements charged by the affiliate.
(10)    Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere, the Partnership has the following commitments and contingencies.

The Partnership is obligated under certain tenant leases, including its proportionate share for leases for non-consolidated entities, to fund the expansion of the underlying leased properties. During the nine months ended September 30, 2014, the Partnership commenced the expansion of the Byhalia, Mississippi property for an estimated cost of $15,300. The Partnership, under certain circumstances, may guarantee to tenants the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries.

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
During 2010, the Partnership guaranteed $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030 (“Guaranteed Notes”) issued by Lexington. The Guaranteed Notes pay interest semi-annually in arrears and mature in January 2030. The holders of the Guaranteed Notes may require Lexington to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Guaranteed Notes are convertible by the holders under certain circumstances for cash, Lexington common shares or a combination of cash and common shares at Lexington's election. As of September 30, 2014, $24,786 original principal amount of Guaranteed Notes were outstanding.

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

(11)    Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2014 and 2013, the Partnership paid $20,284 and $8,274, respectively, for interest and $100 and $62, respectively, for income taxes.
(12)    Subsequent Events

Subsequent to September 30, 2014 and in addition to disclosures elsewhere in the financial statements, the Partnership:

•
acquired a land parcel in New York, New York, which is net leased for a 99-year term for $30,426. The improvements on the land parcel are owned by the tenant under the Partnership lease and currently consist of a hotel. The Partnership financed the acquisition with an $8,250 non-recourse mortgage provided by a Lexington subsidiary. The interest-only mortgage bears interest at 4.25% and matures in October 2019; and

•	acquired an inpatient rehabilitation hospital in Vineland, New Jersey, which is net leased for a 28-year term for $19,100.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms “the Partnership,” “we,” “us” and “our,” we mean Lepercq Corporate Income Fund L.P. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References to Lex GP are to our general partner, Lex GP-1 Trust, a Delaware statutory trust, and references to Lex LP are to Lex LP-1 Trust, a Delaware statutory trust, which hold together approximately 95.0% of our OP units. When we use the term “Lexington” or “LXP,” we mean Lexington Realty Trust and when we use the term “REIT” we mean real estate investment trust. All references to “LCIF II” in this Quarterly Report mean Lepercq Corporate Income Fund II L.P., which was merged with and into us on December 31, 2013. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year.

The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 17, 2014, which we refer to as our Annual Report. Historical results may not be indicative of future performance.

Forward-Looking Statements. This Quarterly Report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” “may,” “plans,” “predicts,” “will,” “will likely result” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, any risks discussed below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the headings “Risk Factors” in this Quarterly Report and “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and other periodic reports filed with the SEC. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

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

Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows totaled $29.6 million and $30.7 million during the nine months ended September 30, 2014 and 2013, respectively. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements and loan interest payments from borrowers, (2) the payment of interest on mortgage debt and (3) operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program. Cash flows from operations are also impacted by the level of acquisition volume and sales of properties.

Net cash provided by (used in) investing activities totaled $(4.3) million and $21.2 million during the nine months ended September 30, 2014 and 2013, respectively. Cash provided by investing activities related primarily to principal payments received on loans receivable, distributions from non-consolidated entities in excess of accumulated earnings and net proceeds from the sale of properties. Cash used in investing activities related primarily to capital expenditures on real estate properties, investments in real estate under construction, an investment in a non-consolidated entity, an increase in deferred leasing costs and an increase in escrow deposits and restricted cash. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and sales of properties.

Net cash used in financing activities totaled $30.2 million and $47.2 million during the nine months ended September 30, 2014 and 2013, respectively. Cash used in financing activities was primarily attributable to distribution payments, redemption of OP units, an increase in deferred financing costs and debt payments. Cash provided by financing activities was primarily attributable to related party advances, net.

Property Specific Debt. As of September 30, 2014 and December 31, 2013, we had $328.8 million and $339.2 million, respectively, of consolidated property specific debt outstanding. As of September 30, 2014, we had no property specific debt with related balloon payments maturing in 2014 and $28.5 million of property specific debt with related balloon payments maturing in 2015. If a mortgage is unable to be refinanced upon maturity, we will be dependent on LXP’s liquidity resources to satisfy such mortgage to avoid transferring the underlying property to the lender or selling the underlying property to a third party.

Capital Recycling. Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During the nine months ended September 30, 2014, we disposed of our interest in a property for a gross sales price of $41.0 million. The net proceeds from the transaction were deposited with a Section 1031 exchange intermediary. During the nine months ended September 30, 2013, we disposed of our interests in certain properties for an aggregate gross sales price of $30.9 million and two properties via foreclosure in full satisfaction of the $29.9 million aggregate related non-recourse mortgages.

Results of Operations
Three months ended September 30, 2014 compared with the three months ended September 30, 2013. The increase in total gross revenues in the third quarter of 2014 of $13.5 million is primarily attributable to an increase in rental revenue. The increase in rental revenue of $12.9 million was primarily due to new property acquisition revenue of $12.7 million, primarily related to the New York City land leases.
Depreciation and amortization increased $1.0 million primarily due to property acquisitions.
The increase in property operating expense of $1.1 million is primarily due to the acquisition of one property with operating expense obligations ($0.9 million).
The increase in general and administrative expense of $0.6 million is primarily due to an increase in allocable costs from LXP.
The increase in interest and amortization expense of $5.3 million was primarily due to the financing of the New York City land parcels acquired in 2013 and an increase in the allocation of interest from LXP, offset in part by a reduction in interest expense related to mortgages satisfied in 2014 and 2013.
Discontinued operations represent properties sold or held for sale. The increase in total income from discontinued operations of $18.6 million was primarily due to an increase in gains on sales of properties of $17.9 million and a decrease in impairment charges of $0.8 million, partially offset by a decrease in income from discontinued operations $0.2 million.
Nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. The increase in total gross revenues in the nine months ended September 30, 2014 of $39.8 million is primarily attributable to an increase in rental revenue. The increase in rental revenue of $37.4 million was primarily due to new property acquisition revenue of $38.1 million, primarily related to the New York City land leases, offset in part by a reduction due to lease extensions entered into at rents below previous rental amounts, the net impact of management of certain properties being transferred between the tenant and us and an increase in vacancy at one property.
Depreciation and amortization increased $2.9 million primarily due to property acquisitions.
The increase in property operating expense of $1.9 million is primarily due to the acquisition of one property with operating expense obligations ($2.7 million), offset in part by the net impact of management of certain properties being transferred between the tenant and us ($1.0 million).
The increase in general and administrative expense of $2.5 million is primarily due to an increase in allocable costs from LXP.
The increase in interest and amortization expense of $13.0 million was primarily due to the financing of the New York City land parcels acquired in 2013 and an increase in the allocation of interest from LXP, offset in part by a reduction in interest expense related to mortgages satisfied in 2014 and 2013.
Discontinued operations represent properties sold or held for sale. The increase in total income from discontinued operations of $12.0 million was primarily due to an increase in gains on sales of properties of $7.6 million and a decrease in impairment charges of $6.8 million, partially offset by a decrease in income from discontinued operations of $0.6 million and a decrease in debt satisfaction gains (charges), net of $1.7 million.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our fixed-rate debt and, to the extent we rely on LXP for liquidity, LXP’s variable-rate debt. We did not have any variable-rate indebtedness outstanding at September 30, 2014. As of September 30, 2013, we had $11.9 million of variable rate co-borrower debt outstanding, which represented 6.1% of our long-term indebtedness. During the three months ended September 30, 2013, our variable-rate indebtedness had a weighted-average interest rate of 1.3%. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2013 would have increased by approximately $7 thousand. During the nine months ended September 30, 2014 and 2013, our variable-rate indebtedness had a weighted-average interest rate of 1.4% and 1.9%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2014 and 2013 would have increased by approximately $41 thousand and $88 thousand, respectively.

As of September 30, 2014 and 2013, our consolidated fixed-rate debt, including co-borrower debt, was $463.9 million and $182.8 million, respectively, which represented 100% and 93.9%, respectively, of our total long-term indebtedness, respectively.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of September 30, 2014 and are indicative of the interest rate environment as of September 30, 2014, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt, including co-borrower debt, was $468.9 million as of September 30, 2014.

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

(4)
The following materials are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) the Unaudited Condensed Consolidated Statements of Changes in Partners' Capital for the nine months ended September 30, 2014 and 2013; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lepercq Corporate Income Fund L.P.
		By:	Lex GP-1 Trust, its General Partner

Dated:	November 7, 2014	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
President (principal executive officer)

Dated:	November 7, 2014	By:	/s/ Patrick Carroll
Patrick Carroll
Vice President (principal financial officer and principal accounting officer)