Form 10-K
period 2014-12-31
LEPERCQ CORPORATE INCOME FUND L P
filed 2015-02-26
CIK 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.
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
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in Lexington Realty Trust's Definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on May 19, 2015, is incorporated by reference in this Annual Report on Form 10-K in response to Part III, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I.

Introduction

When we use the terms “LCIF,” the “Company,” “we,” “us” and “our,” we mean Lepercq Corporate Income Fund L.P. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company or only the parent company and consolidated entities. All interests in properties are held through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries, which are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes. Assets and credit of a property owner subsidiary or lender subsidiary are not available to satisfy the debt and other obligations of any other person, including any other property owner subsidiary or lender subsidiary or any other affiliate.
References herein to this Annual Report are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2014. When we use the term “Lexington” or “LXP,” we mean Lexington Realty Trust and when we use the term “REIT” we mean real estate investment trust. All references to “LCIF II” in this Annual Report mean Lepercq Corporate Income Fund II L.P., which was merged with and into us on December 30, 2013. Except as otherwise expressly provided herein, information presented in this Annual Report reflects the combined operations of us and LCIF II as if the merger of LCIF II with and into us occurred as of the earliest date. References to “OP units” or similar references refer to units of limited partner interests in LCIF and/or LCIF II, as applicable. All references to 2014, 2013 and 2012 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2014, December 31, 2013 and December 31, 2012, respectively.
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
Item 1. Business

General
We are a limited partnership formed under the laws of the state of Delaware. Our general partner is Lex GP-1 Trust, which we refer to as Lex GP, a Delaware statutory trust. Our purpose includes the conduct of any business that may be conducted lawfully by a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act, except that our partnership agreement requires our business to be conducted in such a manner that will permit Lexington to continue to be classified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, unless Lexington ceases to qualify as a REIT for reasons other than the conduct of our business.

Lexington is the sole equity owner of (1) Lex GP and (2) Lex LP-1 Trust, or Lex LP, a Delaware statutory trust.  Lexington, through Lex GP and Lex LP, holds, as of December 31, 2014, approximately 95.0% of our outstanding OP units. Our remaining OP units are beneficially owned by E. Robert Roskind, Chairman of Lexington, and certain non-affiliated investors. As the sole equity owner of our general partner, Lexington has the ability to control all of our day-to-day operations subject to the terms of our partnership agreement. Our core assets primarily consist of general purpose, single-tenant office and industrial assets and land investments subject to long-term leases, in well-located and growing markets or critical to the tenant's business. A majority of these properties and all land interests are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs.
As of December 31, 2014, we had equity ownership interests in approximately 42 consolidated real estate properties, located in 25 states and containing an aggregate of approximately 7.3 million square feet of space, approximately 96.7% of which was leased.
History

We were formed as a limited partnership on March 14, 1986 under the laws of the state of Delaware to invest in existing real estate properties net leased to corporations or other entities. We commenced a public offering of OP units in July 1986, which was completed in March 1987.
In October 1993, Lexington Corporate Properties, Inc. (the predecessor to Lexington) was formed upon the roll-up of LCIF and LCIF II. In the roll-up transaction, we became an operating partnership subsidiary for Lexington Corporate Properties, Inc. Lexington Corporate Properties, Inc. changed its name to Lexington Corporate Properties Trust and ultimately to Lexington Realty Trust.
On December 30, 2013, LCIF II was merged with and into us, with us as the surviving entity. Following the merger, (1) all properties owned by LCIF II were then owned by us and (2) all LCIF II OP units were exchanged for our OP units or cash. As of December 31, 2014, we had approximately 3.4 million OP units in the aggregate outstanding (not including those owned by Lexington).
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

We generally acquire assets (1) that will be leveraged at or following acquisition, which supports our obligation to allocate non-recourse liabilities to our limited partners, and (2) as part of a tax-deferred exchange with the seller of the asset who is issued OP units as a form of consideration.

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

Summary of 2014 Transactions and Recent Developments

The following summarizes certain of our transactions in 2014:

Sales/Dispositions. With respect to sales/dispositions, we disposed of our interests in two properties to unaffiliated third parties for an aggregate gross disposition price of $52.6 million.
Acquisitions/Investments. With respect to acquisitions/investments, we:

–	acquired a land parcel in New York, New York for $30.4 million, which is subject to a 99-year net lease;

–	acquired a rehabilitation hospital in Vineland, New Jersey for $19.1 million, which is subject to a 28-year net lease; and

–	commenced the expansion of the Byhalia, Mississippi property for an estimated cost of $15.3 million.
Leasing. Our property owner subsidiaries entered into 36 new leases and lease extensions encompassing 1.7 million square feet of space.
Financing. With respect to financing activities, we:

–	retired $9.0 million in property non-recourse mortgage debt with an interest rate of 5.5%;

–	locked rate on a 10-year, 4.1% interest-only $29.2 million non-recourse mortgage secured by a land parcel owned in New York, New York. The loan was funded in January 2015;

–	guaranteed $250.0 million aggregate principal amount of 4.40% Senior Notes due 2024, or 4.40% Senior Notes, issued by Lexington which are unsecured;

–	with Lexington, borrowed $99.0 million on the unsecured term loan maturing in 2018 and entered into an interest rate swap agreement fixing the LIBOR component of the borrowing at 1.155%; and

–	repaid, with Lexington, all outstanding borrowings under the line of credit.

Capital. With respect to capital activities, we:

–	issued an aggregate 2.6 million OP units to Lexington at a value of $28.0 million to satisfy outstanding advances and distributions; and

–	paid $2.0 million for the conversion of approximately 0.2 million former LCIF II OP units in connection with the merger of LCIF II with and into us.

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
Revenues from several tenants and/or their guarantors constitute a significant percentage of our base rental revenues. The default, financial distress or bankruptcy of any of the tenants and/or guarantors of these properties could cause interruptions in the receipt of lease revenues and/or result in vacancies, which would reduce the property owner subsidiary's revenues and increase operating costs until the affected property is re-let, and could decrease the ultimate sale value of that property. Upon the expiration or other termination of the leases that are currently in place with respect to these properties, the property owner subsidiary may not be able to re-lease the vacant property at a comparable lease rate, at all, or without incurring additional expenditures in connection with the re-leasing. Under current bankruptcy law, a tenant can generally assume or reject a lease within a certain number of days of filing its bankruptcy petition. If a tenant rejects the lease, a landlord's damages, subject to availability of funds from the bankruptcy estate, are generally limited to the greater of (1) one year's rent and (2) the rent for 15% of the remaining term of the lease not to exceed three years rent.
You should not rely on the credit ratings of our tenants.
Some of our tenants, guarantors and/or their parent entities are rated by certain rating agencies. Any such credit ratings are subject to ongoing evaluation by these credit rating agencies and we cannot assure you that any such ratings will not be changed or withdrawn by these rating agencies in the future if, in their judgment, circumstances warrant. If these rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw the credit rating of a tenant, guarantor or its parent entity, the value of our investment in any properties leased by such tenant could significantly decline.
Our assets may be subject to impairment charges.
We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on GAAP, which include a variety of factors such as market conditions, the status of significant leases, the financial condition of major tenants and other factors that could affect the cash flow or value of an investment. During 2013, we incurred $10.0 million of non-cash impairment charges, excluding loan losses recorded on loans receivable. We may continue to take similar non-cash impairment charges, which would reduce our net income. These impairments could have a material adverse effect on our financial condition and results of operations.
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
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We have entered and may continue to enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to our unitholders.

If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our tenant and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the tenant relating to the property.
Certain of our net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to unitholders.
A significant portion of our rental income comes from long-term net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs, to the extent not covered under the net leases could result in us receiving less than fair value from these leases. As a result, our income and distributions to our unitholders could be lower than they would otherwise be if we did not engage in net leases.

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
In 2014, we initiated foreclosure proceedings against the borrowers of a loan secured by an office property in Westmont, Illinois. We sold this property in 2007 but issued a purchase mortgage to the buyer. Effective November 2013, the tenant of the property terminated its lease. In 2013, we reduced our carrying value to an estimated fair value of $12.6 million and recorded a loan loss of $13.9 million. In 2014, we recorded a $2.5 million loan loss on a loan secured by an office property in Southfield, Michigan, reducing the carrying value to $3.3 million, as the borrower has indicated that it will not satisfy the loan at maturity.

In 2013, we foreclosed on a loan receivable, which was secured by an office property in Schaumburg, Illinois. The loan had an outstanding balance of $21.6 million (not including default interest and other penalties), which we believe was less than the then estimated fair value of the property.
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
Furthermore, Lexington is dependent upon its executive officers whose continued service is not guaranteed.  Lexington has employment agreements, which expire in January 2018, with its (1) Chief Executive Officer and President, (2) Chairman, (3) Vice Chairman and Chief Investment Officer and (4) Executive Vice President, Chief Financial Officer and Treasurer.  However, an employment agreement does not in itself prevent an employee from resigning.  Lexington’s inability to retain any of the services of these executive officers or Lexington’s loss of any of their services could adversely impact our operations.  Lexington does not maintain key man life insurance coverage on its executive officers.
Acquisition activities may not produce expected results and may be affected by outside factors.
Acquisitions of commercial properties entail certain risks, such as (1) underwriting assumptions, including occupancy, rental rates and expenses may differ from actual results, (2) the properties may become subject to environmental liabilities that we were unaware of at the time we acquired the property despite any environmental testing, (3) we may have difficulty obtaining financing on acceptable terms or paying the operating expenses and debt service associated with acquired properties prior to sufficient occupancy and (4) projected exit strategies may not come to fruition due to a variety of factors such as market conditions at time of dispositions.
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
From time to time, we engage in, or provide capital to developers who are engaged in, build-to-suit activities. We face uncertainties, associated with a developer's performance and timely completion of a project, including the performance or timely completion by contractors and subcontractors. A developer's performance may be affected or delayed by their own actions or conditions beyond the developer's control. If a developer, contractor or subcontractor fails to perform, we may resort to legal action to compel performance, remove the developer or rescind the purchase or construction contract. Legal action may cause further delays and our costs may not be reimbursed.
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
The types of terrorist attacks since 2001, ongoing and future military conflicts and the continued unrest in various regions may affect commodity prices and interest rates, among other things. An increase in interest rates may increase our costs of borrowing, leading to a reduction in our earnings. Instability in the price of oil will also cause fluctuations in our operating costs, which may not be reimbursed by our tenants. Also, terrorist acts could result in significant damages to, or loss of, our properties or the value thereof.
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
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. Any processes, procedures and internal controls that we implement, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident.

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
We are a co-borrower or guarantor of certain of Lexington’s corporate level debt. Lexington has used derivatives to hedge certain of these liabilities and we and Lexington currently are parties to interest rate swap agreements with third parties. As of December 31, 2014, we and Lexington have aggregate interest rate swap agreements on $505.0 million of borrowings. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.
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
We have a substantial amount of debt and we guarantee a substantial amount of Lexington's debt. We refer to our debt and guarantees as “debt,” “debt securities” or “indebtedness” in the remainder of this Item 1A. “Risk Factors.” We have incurred, and may continue to incur, direct and indirect indebtedness in furtherance of our activities. Our partnership agreement does not limit the total amount of indebtedness that we may incur, and accordingly, we could become even more highly leveraged. As of December 31, 2014, our total consolidated indebtedness was approximately $465.3 million, including co-borrowed debt. While our debt financing sources are generally dependent on Lexington, Lexington had approximately $385.4 million available at December 31, 2014, under its principal credit agreement, subject to covenant compliance, of which we are a co-borrower.
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
We are generally dependent on Lexington for debt financing sources. As a co-borrower on or guarantor of certain of Lexington’s debt, we have exposure to market risks relating to increases in interest rates on Lexington’s variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our earnings. As of December 31, 2014, no amounts were outstanding in consolidated variable-rate indebtedness on Lexington's unsecured revolving credit facility that was not subject to an interest rate swap agreement. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness may increase if we are required to refinance our fixed-rate indebtedness upon maturity at higher interest rates.
Furthermore, fixed-rate debt securities generally decline in value as market rates rise, as a result, the value of Lexington’s fixed-rate debt securities, which we guarantee, may decline in value.

Potential disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms and have other adverse effects on us.
Historically, the United States credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances may materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases may result in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing on reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of capital or difficulties in obtaining capital. These events in the credit markets may have an adverse effect on other financial markets in the United States, which may make it more difficult or costly for Lexington or us to raise capital. These disruptions in the financial markets may have other adverse effects on us or the economy in general.
Covenants in certain of the agreements governing our debt could adversely affect our financial condition and our investment activities.
Lexington’s unsecured revolving credit facility and unsecured term loans, which we are co-borrowers under, and the indentures governing Lexington’s 4.40% and 4.25% Senior Notes and 6.00% Convertible Guaranteed Notes due 2030, which we guarantee, contain certain cross-default and cross-acceleration provisions as well as customary restrictions, requirements and other limitations on our ability, as a subsidiary of Lexington, to incur indebtedness and consummate mergers, consolidations or sales of all or substantially all of our assets. Our ability to borrow under Lexington’s unsecured revolving credit facility is subject to Lexington’s consent and compliance with certain other covenants. In addition, failure to comply with these covenants could cause a default under the applicable debt instrument and we may then be required to repay such debt with capital from other sources. Under those circumstances other sources of capital may not be available to us or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.
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
As of December 31, 2014, the consolidated scheduled balloon payments, for the next five calendar years, are as follows ($ in millions):

Year	Non-Recourse Property-Specific Balloon Payments	Co-Borrower Debt Balloon Payments
2015	$28.5	$—
2016	$15.0	$—
2017	$8.7	$—
2018	$—	$67.8
2019	$31.9	$69.2

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
As of December 31, 2014, we are the only co-borrower or guarantor of Lexington’s unsecured indebtedness.  In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, holders of any such subsidiary’s debt, including trade creditors, will generally be entitled to payment of their claims from the assets of such subsidiaries before any assets are made available for distribution to Lexington or us.
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
Item 1B. Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff relating to our periodic or current reports under the Exchange Act.

Item 2. Properties

Properties

General.  As of December 31, 2014, we had equity ownership interests in approximately 42 consolidated real estate properties, located in 25 states and encompassing 7.3 million square feet, 96.7% of which was leased. The properties in which we have an equity interest are leased to tenants in various industries, including finance/insurance, service, technology, consumer products and automotive.

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

Property Specific Debt. As of December 31, 2014, we had $328.4 million of consolidated mortgage debt outstanding. As of December 31, 2014, we had $28.5 million and $15.0 million of related balloon payments maturing in 2015 and 2016, respectively.

Property Charts. The following table lists our consolidated properties by type, their locations, the primary tenant/guarantor, the net rentable square feet, the expiration of the primary lease term and percent leased, as applicable, as of December 31, 2014.

LEPERCQ CORPORATE INCOME FUND L.P. CONSOLIDATED PORTFOLIO
PROPERTY CHART
As of December 31, 2014

Property Location	City	State	Primary Tenant ( Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
2415 U.S. Hwy 78 East	Moody	AL	Michelin North America, Inc.	Industrial	595,346	12/31/2019	100%
2211 South 47th St.	Phoenix	AZ	Avnet, Inc.	Office	176,402	2/28/2023	100%
3030 North 3rd St.	Phoenix	AZ	CopperPoint Mutual Insurance Company	Office	252,400	12/31/2029	100%
26210 & 26220 Enterprise Court	Lake Forest	CA	Apria Healthcare, Inc. (Apria Healthcare Group, Inc.)	Office	100,012	1/31/2022	100%
2706 Media Center Dr.	Los Angeles	CA	Bank of America National Association / Sony Electronics Inc.	Office	82,526	Various	100%
9201 E. Dry Creek Rd	Centennial	CO	Arrow Electronics, Inc.	Office	128,500	9/30/2017	100%
1315 West Century Dr.	Louisville	CO	Global Healthcare Exchange, Inc. (Global Healthcare Exchange, LLC)	Office	106,877	4/30/2027	81%
100 Barnes Rd.	Wallingford	CT	3M Company	Office	44,400	6/30/2018	100%
5600 Broken Sound Blvd.	Boca Raton	FL	Canon Solutions America, Inc. (Océ -USA Holding, Inc.)	Office	143,290	2/14/2020	100%
4200 Northcorp Pkwy.	Palm Beach Gardens	FL	Multi-tenanted	Multi-tenanted/ Office	95,065	Various	95%
4400 Northcorp Pkwy.	Palm Beach Gardens	FL	The Weiss Group, LLC	Office	18,500	3/14/2022	100%
3102 Queen Palm Dr.	Tampa	FL	Time Customer Service, Inc. (Time Incorporated)	Industrial	229,605	6/30/2020	100%
832 N. Westover Blvd.	Albany	GA	Gander Mountain Company	Retail	45,554	11/30/2028	100%
King St./1042 Fort St. Mall	Honolulu	HI	Multi-tenanted	Multi-tenanted/ Office	77,459	Various	69%
7500 Chavenelle Rd.	Dubuque	IA	The McGraw-Hill Companies, Inc.	Industrial	330,988	6/30/2017	100%
231 Martingale Rd.	Schaumburg	IL	CEC Educational Services, LLC (Career Education Corporation)	Office	317,198	12/31/2022	100%
5200 Metcalf Ave.	Overland Park	KS	Swiss Re America Holding Corporation / Westport Insurance Corporation	Office	320,198	12/22/2018	100%
4455 American Way	Baton Rouge	LA	New Cingular Wireless PCS, LLC	Office	70,100	10/31/2017	100%
33 Commercial St.	Foxboro	MA	Invensys Systems, Inc. (Siebe, Inc.)	Office	164,689	6/30/2015	100%
1601 Pratt Ave.	Marshall	MI	Autocam Corporation	Industrial	58,707	12/31/2023	100%
26555 Northwestern Hwy.	Southfield	MI	Federal-Mogul Corporation	Office	187,163	1/31/2015	100%
7670 Hacks Cross Rd.	Olive Branch	MS	MAHLE Clevite, Inc. (MAHLE Industries, Incorporated)	Industrial	268,104	2/28/2016	100%
459 Wingo Rd.	Byhalia	MS	Asics America Corporation (Asics Corporation)	Industrial	513,734	3/31/2026	100%
250 Swathmore Ave.	High Point	NC	Steelcase Inc.	Industrial	244,851	9/30/2017	100%
671 Washburn Switch Rd.	Shelby	NC	Clearwater Paper Corporation	Industrial	673,518	5/31/2031	100%
1237 W. Sherman Ave.	Vineland	NJ	HealthSouth Rehabilitation Hospital of New Jersey, LLC (HealthSouth Corporation)	Specialty	39,287	2/28/2043	100%
350 and 370-372 Canal St.	New York	NY	FC-Canal Ground Tenant LLC	Land	N/A	10/31/2112	100%
309-313 West 39th St.	New York	NY	LG-39 Ground Tenant LLC	Land	N/A	10/31/2112	100%
8-12 Stone St.	New York	NY	AL-Stone Ground Tenant LLC	Land	N/A	10/31/2112	100%
15 West 45th St.	New York	NY	ZE-45 Ground Tenant LLC	Land	N/A	10/31/2113	100%
191 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	Industrial	250,410	5/31/2017	100%
200 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	Industrial	400,522	5/31/2017	100%
6910 S. Memorial Hwy.	Tulsa	OK	Toys "R" Us, Inc. / Toys “R” Us-Delaware, Inc.	Retail	43,123	5/31/2016	100%
250 Rittenhouse Circle	Bristol	PA	Northtec LLC (The Estée Lauder Companies Inc.)	Industrial	241,977	11/30/2026	100%
2210 Enterprise Dr.	Florence	SC	Caliber Funding, LLC	Multi-tenanted/ Office	176,557	Various	21%
3476 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	Office	169,083	5/31/2024	100%
3480 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	Office	169,218	5/31/2024	100%
1460 Tobias Gadsen Blvd.	Charleston	SC	Hagemeyer North America, Inc.	Office	50,076	7/8/2020	100%
477 Distribution Pkwy.	Collierville	TN	Federal Express Corporation / FedEx Techconnect, Inc.	Industrial	126,213	5/31/2021	100%
4001 International Pkwy.	Carrollton	TX	Motel 6 Operating, LP	Office	138,443	12/31/2025	100%
2050 Roanoke Rd.	Westlake	TX	TD Auto Finance LLC	Office	130,199	11/30/2024	60%
13651 McLearen Rd.	Herndon	VA	United States of America	Office	159,644	5/30/2018	100%
			Consolidated Portfolio Total		7,339,938		96.7%

The 2014 net effective annual rent for the consolidated portfolio as of December 31, 2014 was $8.09 per square foot, excluding land investments, and the weighted-average remaining lease term was 26.4 years.

The following chart sets forth certain information regarding lease expirations for the next ten years in our consolidated portfolio:

Year	Number of Lease Expirations	Square Feet	Annual Rent ($000)	Percentage of Annual Rent
2015	37	399,152	$5,794	5.4%
2016	13	330,683	1,511	1.4%
2017	8	1,427,911	6,269	5.8%
2018	5	568,033	9,833	9.1%
2019	5	628,836	1,792	1.7%
2020	4	435,264	4,366	4.1%
2021	1	126,213	746	0.7%
2022	4	454,358	5,449	5.1%
2023	3	258,463	2,691	2.5%
2024	3	416,207	5,783	5.4%

The following chart sets forth the 2014 annual GAAP base rent ($000) based on the credit rating of our consolidated tenants at December 31, 2014(1):

	GAAP Base Rent	Percentage
Investment Grade	$32,158	29.4%
Non-investment Grade	$4,592	4.2%
Unrated	$72,705	66.4%
	$109,455	100.0%
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

Holders. As of February 23, 2015, we had approximately 330 holders of record of OP units.

Distributions. Since our formation in 1986, we have made quarterly distributions without interruption.

The weighted-average distributions per OP unit paid in each quarter for the last two years are as follows:

Quarters Ended	2014	2013
March 31,	$0.20	$0.22
June 30,	$0.20	$0.22
September 30,	$0.21	$0.22
December 31,	$0.20	$0.22

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

Recent Sales of Unregistered Securities. During 2014, we issued approximately 2.6 million in the aggregate OP units to Lexington to satisfy distributions and advances of $28.0 million. These OP units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated summary financial data as of, and for each of the years ended December 31, 2014, 2013, 2012, 2011 and 2010. Our selected historical financial data is qualified in its entirety by reference to, and should be read in conjunction with, the “Risk Factors” section included elsewhere in this Annual Report, our consolidated financial statements and notes thereto included elsewhere in this Annual Report, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included elsewhere in this Annual Report for additional information.

On December 30, 2013, LCIF II was merged with and into us, with us as the surviving entity. Except as otherwise expressly provided herein, information presented in this Annual Report reflects the combined operations of us and LCIF II as if the merger of LCIF II with and into us occurred as of the earliest date.

The consolidated balance sheet information as of December 31, 2014, 2013, 2012 and 2011 and the consolidated statement of operations information and the consolidated statement of cash flows information for the five years ended December 31, 2014 has been derived from our historical consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated balance sheet information as of December 31, 2010 has been derived from unaudited historical consolidated financial statements not included in this Annual Report.

	Years ended December 31,
(in thousands, except per unit data and ratios)	2014	2013	2012	2011	2010

Total gross revenues	$118,133	$74,871	$60,553	$57,753	$56,763
Expenses applicable to revenues	(42,387)	(35,589)	(33,076)	(32,855)	(32,265)
Interest and amortization expense	(28,267)	(13,111)	(14,054)	(14,421)	(17,030)
Income from continuing operations	40,738	9,177	12,164	14,504	12,623
Total discontinued operations	18,811	4,523	(1,422)	(9,708)	12,349
Net income	59,549	13,700	10,742	4,796	24,972
Income from continuing operations per unit	0.59	0.17	0.32	0.40	0.35
Income (loss) from discontinued operations per unit	0.28	0.09	(0.04)	(0.27)	0.34
Net income per unit	0.87	0.26	0.28	0.13	0.69
Cash distributions per weighted-average unit (rounded)	0.82	0.87	0.90	0.82	0.78
Net cash provided by operating activities	38,049	43,272	37,720	43,676	48,345
Net cash used in investing activities	(7,806)	(285,645)	(56,530)	(6,516)	(54,373)
Net cash provided by (used in) financing activities	(35,079)	248,190	6,984	(35,632)	10,167
Ratio of earnings to fixed charges	2.43	1.70	1.87	1.92	1.74

	As of December 31,
(in thousands)	2014	2013	2012	2011	2010
					(unaudited)
Real estate assets, net, including real estate - intangible assets	$849,969	$829,484	$567,153	$542,097	$561,696
Loans receivable, net	15,448	19,220	56,208	59,749	72,996
Total assets	948,079	914,439	675,697	665,114	694,782
Mortgages and notes payable, including discontinued operations	328,351	339,179	204,664	290,184	316,818
Co-borrower debt	136,967	91,551	50,986	13,451	12,881
Partners' capital	432,041	448,067	216,544	200,047	225,574

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

LXP, through Lex GP and Lex LP, holds, as of December 31, 2014, 95.0% of our outstanding OP units. Our remaining OP units are beneficially owned by E. Robert Roskind, Chairman of LXP, and certain non-affiliated investors. As the sole equity owner of our general partner, LXP has the ability to control all of our day-to-day operations, subject to the terms of our partnership agreement.

 Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.

Critical Accounting Policies. The accompanying consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and related disclosures of contingent assets and liabilities. A summary of our significant accounting policies, as applicable, which are important to the portrayal of our financial condition and results of operations, is set forth in note 2 to the Consolidated Financial Statements, which are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.

The following is a summary of critical accounting policies, which require some of the most difficult, subjective and complex judgments.

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

Revenue Recognition. We recognize lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Revenue is recognized on a contractual basis for leases with escalations tied to a consumer price index with no floor. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. In those instances in which we fund tenant improvements and the improvements are deemed to be owned by us, as applicable, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When our management determines that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. Determining if a tenant allowance is a lease incentive requires significant judgment. We recognize lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease; otherwise the lease termination payment is amortized on a straight-line basis over the remaining obligation period. All above-market lease assets, below-market lease liabilities and deferred rent assets or liabilities for terminated leases are charged against or credited to rental revenue in the period the lease is terminated. All other capitalized lease costs and lease intangibles are accelerated via amortization expense to the date of termination.

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

Accounts Receivable. Our management continuously monitors collections from our tenants and will make a provision for estimated losses based upon historical experience and any specific tenant collection issues that it has identified.

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

Cash flows from operations as reported in the Consolidated Statements of Cash Flows totaled $38.0 million, $43.3 million and $37.7 million for 2014, 2013 and 2012, respectively. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements and loan interest payments from borrowers, and (2) the payment of interest on mortgage debt and operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program. Cash flows from operations are also impacted by the level of acquisition volume and sales of properties.

Net cash used in investing activities totaled $7.8 million, $285.6 million and $56.5 million in 2014, 2013 and 2012, respectively. Cash used in investing activities related primarily to investments in real estate properties and co-investment programs, and an increase in deferred leasing costs, deposits and restricted cash. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of loans receivable, distributions from non-consolidated entities in excess of accumulated earnings and changes in escrow deposits and restricted cash. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $(35.1) million, $248.2 million and $7.0 million in 2014, 2013 and 2012, respectively. Cash provided by financing activities was primarily attributable to net proceeds from non-recourse mortgages, co-borrower debt, issuance of OP units and related party advances, net. Cash used by financing activities was primarily attributable to distribution payments, redemption of OP units, debt payments and repurchases and an increase in deferred financing costs.

OP units. Substantially all outstanding OP units (other than OP units held by LXP) are redeemable by the holder of the OP unit at certain times for approximately 1.13 common shares of LXP per one OP unit or, at Lex GP’s election, with respect to certain OP units, cash. Substantially all outstanding OP units require the operating partnership to pay quarterly distributions to the holders of such OP units equal to the dividends paid to LXP common shareholders on an as redeemed basis and the remaining OP units have stated distributions in accordance with their respective partnership agreement. To the extent that LXP’s dividend per share is less than a stated distribution per OP unit per the applicable partnership agreement, the stated distributions per OP unit are reduced by the percentage reduction in LXP's dividend. We and LXP are parties to a funding agreement under which each party may be required to fund distributions made on account of OP units or dividends made on account of LXP common shares. No OP units have a liquidation preference.

As of December 31, 2014, we had a total of approximately 3.4 million aggregate OP units outstanding other than OP units held by LXP.

In recent years, few sellers of real estate have been seeking OP units as a form of consideration. Therefore, the number of OP units not owned, directly or indirectly, by LXP that will be outstanding in the future may decrease as such OP units are redeemed for LXP common shares.

Property Specific Debt. As of December 31, 2014 and 2013, we had $328.4 million and $339.2 million, respectively, of consolidated property specific debt outstanding. As of December 31, 2014, we had $28.5 million and $15.0 million of property specific debt with related balloon payments maturing in 2015 and 2016, respectively. If a mortgage is unable to be refinanced upon maturity, we will be dependent on LXP’s liquidity resources to satisfy such mortgage to avoid transferring the underlying property to the lender or selling the underlying property to a third party.

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

Co-investment Programs and Joint Ventures. We believe that entering into co-investment programs and joint ventures with institutional investors and other real estate companies is a good way to access private capital while mitigating our risks in certain assets and increasing our return on equity to the extent we earn management or other fees. However, due to LXP’s REIT status, we are prohibited from earning management fees because we are not a taxable REIT subsidiary. As a result, LXP’s investments in co-investment programs and joint ventures are generally outside of us.

Capital Recycling. Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During 2014 and 2013, we disposed of our interests in properties for a gross disposition price of $52.6 million and $37.3 million, respectively. The net proceeds received from dispositions were primarily used to retire indebtedness and make new investments. In addition, in 2013, we disposed of our interests in two properties via foreclosure in full satisfaction of an aggregate $29.9 million of related non-recourse mortgages.

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

Capital Resources

General. Due to the net-lease structure of a majority of our investments, we historically have not incurred significant expenditures in the ordinary course of business to maintain the properties in which we have an interest. As leases expire, we expect our property owner subsidiaries to incur costs in extending the existing tenant leases, re-tenanting the properties with a single-tenant, or converting the property to multi-tenant use. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.

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

Multi-Tenant Properties. Primarily as a result of non-renewals at single-tenant net-lease properties, we may have interests in multi-tenant properties. While tenants are generally responsible for increases over base year expenses, the landlord would be generally responsible for the base-year expenses and capital expenditures, and are responsible for all expenses related to vacant space at these properties.

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

Ground Leases. The tenants of properties in which we have an interest generally pay the rental obligations on ground leases either directly to the fee holder or to the landlord as increased rent. However, we are responsible for these payments under certain leases without reimbursement and at vacant properties.

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

Results of Operations
Year ended December 31, 2014 compared with the year ended December 31, 2013. The increase in total gross revenues in 2014 of $43.3 million is primarily attributable to an increase in rental revenue of $40.0 million and an increase in tenant reimbursements of $3.2 million. The increase in rental revenue was primarily due to new property acquisition revenue of $40.6 million. The increase in tenant reimbursements relates to an increase in reimbursable property operating costs.
Depreciation and amortization increased $3.4 million primarily due to property acquisitions.
The increase in property operating expense of $3.4 million is primarily due to operating expenses incurred at a newly acquired property.
The increase in general and administrative expense of $2.9 million was primarily due to an increase in allocable costs from LXP.
Non-operating income decreased $0.5 million primarily due to reduced interest income earned on the loan receivable portfolio.

The increase in interest and amortization expense of $15.2 million was primarily due to the financing of the New York City land parcels acquired in 2013 and an increase in the allocation of interest from LXP, offset in part by a reduction in interest expense related to mortgages satisfied in 2014 and 2013.
The decrease in debt satisfaction charges, net, of $1.2 million was primarily due to the timing of the satisfaction of secured non-recourse mortgage debt in 2014 and 2013.
The gain on sale of financial asset of $0.8 million in 2014 was due to the gain recognized on the sale of an office property classified as a capital lease.
The loan loss in 2014 relates to a $2.5 million loan loss recognized on our loan receivable collateralized by an office property in Southfield, Michigan. The loan loss in 2013 related to a $13.9 million loan loss recognized on our loan receivable collateralized by an office property in Westmont, Illinois.
 Discontinued operations represent properties sold or held for sale. The increase in total income from discontinued operations of $14.3 million is primarily due to an increase in gains on sales of properties of $6.9 million and a decrease in impairment charges of $10.0 million, offset in part by a decrease in debt satisfaction gains, net, of $1.7 million and a $1.0 million decrease in income from discontinued operations.
The increase in net income of $45.8 million was primarily due to the items discussed above.

The increase in net income in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions and favorable leasing activity, the sources of growth in net income are limited to fixed rent adjustments and index-adjusted rents (such as the consumer price index), reduced interest expense on amortizing mortgages and debt refinancings and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates, decreased occupancy rates, tenant monetary defaults, delayed acquisitions and the other risks described in this Annual Report.
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
The increase in property operating expense of $0.6 million was primarily due to operating expenses incurred at a newly acquired property.
Non-operating income decreased $1.2 million primarily due to reduced interest income earned on a loan receivable, which was in default, secured by an office property in Schaumburg, Illinois.
The decrease in interest and amortization expense of $0.9 million was primarily due to retirement of debt.
The increase in debt satisfaction charges, net, of $1.6 million was primarily due to defeasance costs and write-off of deferred financing costs relating to the satisfaction of secured non-recourse mortgage debt in 2013.
The loan loss in 2013 relates to a $13.9 million loan loss recognized on our loan receivable collateralized by an office property in Westmont, Illinois.
The decrease in litigation reserve of $0.9 million relates to litigation that settled in 2012.
Discontinued operations represent properties sold or held for sale. The increase in total income from discontinued operations of $5.9 million is primarily due to an increase in debt satisfaction gains, net, of $3.1 million, a $2.9 million increase in income from discontinued operations and an increase in gains on sales of properties of $9.9 million, offset in part by an increase in impairment charges of $10.0 million.
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

Contractual Obligations

The following summarizes our principal contractual obligations as of December 31, 2014 ($000's)(1):

	2015	2016	2017	2018	2019	2020 and Thereafter	Total
Mortgages and notes payable(2)	$30,028	$16,558	$10,369	$1,759	$33,356	$236,281	$328,351
Mortgages and notes interest payable	15,788	14,509	13,819	13,491	12,291	68,887	138,785
Operating lease obligations(3)	277	277	269	230	230	2,518	3,801
Co-borrower debt(4)	—	—	—	67,805	69,162	—	136,967
	$46,093	$31,344	$24,457	$83,285	$115,039	$307,686	$607,904

(1)	Excludes related party advances, which are due upon demand and a $8.3 million related party note which was satisfied in January 2015.

(2)	Includes balloon payments.

(3)	Includes ground lease payments. Amounts disclosed do not include rents that adjust to fair market value.

(4)	We are co-borrowers with Lexington under a revolving credit facility and term loans. We are allocated a portion of this debt in accordance with our partnership agreement.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates primarily to our fixed-rate debt and, to the extent we rely on LXP for liquidity, LXP’s variable-rate debt. As of December 31, 2014, we had no variable debt outstanding and as of December 31, 2013, we had $9.7 million of variable-rate co-borrower debt on our consolidated balance sheet. During 2014 and 2013, our variable-rate indebtedness had a weighted-average interest rate of 1.4% and 2.0%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2014 and 2013 would have been increased by approximately $42 thousand and $229 thousand, respectively.

As of December 31, 2014 and 2013, our consolidated fixed-rate debt, including co-borrower debt, was $465.3 million and $421.1 million, respectively, which represented 100.0% and 97.8% of total long-term indebtedness, respectively.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of December 31, 2014 and are indicative of the interest rate environment as of December 31, 2014, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt, including co-borrower debt, was $470.3 million.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

LEPERCQ CORPORATE INCOME FUND L.P. CONSOLIDATED ANNUAL FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Partners
Lepercq Corporate Income Fund L.P.:

We have audited the accompanying consolidated balance sheets of Lepercq Corporate Income Fund L.P. and subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lepercq Corporate Income Fund L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

New York, New York
February 26, 2015

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except unit data)
As of December 31,

	2014	2013
Assets:
Real estate, at cost	$910,113	$892,621
Real estate - intangible assets	165,940	154,768
	1,076,053	1,047,389
Less: accumulated depreciation and amortization	226,084	217,905
Real estate, net	849,969	829,484
Cash and cash equivalents	8,328	13,164
Restricted cash	1,614	4,328
Investment in and advances to non-consolidated entity	4,736	5,098
Deferred expenses (net of accumulated amortization of $5,095 in 2014 and $3,650 in 2013)	13,960	10,174
Loans receivable, net	15,448	19,220
Rent receivable - current	551	1,127
Rent receivable - deferred	51,215	19,594
Other assets	2,258	12,250
Total assets	$948,079	$914,439

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable	$328,351	$339,179
Co-borrower debt	136,967	91,551
Related party advances, net	11,311	7,703
Accounts payable and other liabilities	11,722	7,412
Accrued interest payable	1,158	1,307
Deferred revenue - including below market leases (net of accumulated accretion of $2,996 in 2014 and $2,705 in 2013)	5,219	611
Distributions payable	16,599	13,606
Prepaid rent	4,711	5,003
Total liabilities	516,038	466,372

Commitments and contingencies
Partners' capital	432,041	448,067
Total liabilities and partners' capital	$948,079	$914,439

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except unit data)
Years ended December 31,

	2014	2013	2012
Gross revenues:
Rental	$109,455	$69,417	$55,271
Tenant reimbursements	8,678	5,454	5,282
Total gross revenues	118,133	74,871	60,553
Expense applicable to revenues:
Depreciation and amortization	(27,649)	(24,286)	(22,392)
Property operating	(14,738)	(11,303)	(10,684)
General and administrative	(7,691)	(4,782)	(4,872)
Non-operating income	2,927	3,431	4,611
Interest and amortization expense	(28,267)	(13,111)	(14,054)
Debt satisfaction gains (charges), net	(357)	(1,560)	15
Gain on sale of financial asset	831	—	—
Loan losses	(2,500)	(13,939)	—
Litigation reserve	—	—	(912)
Income before provision for income taxes, equity in earnings (losses) of non-consolidated entities and discontinued operations	40,689	9,321	12,265
Provision for income taxes	(80)	(56)	(68)
Equity in earnings (losses) of non-consolidated entities	129	(88)	(33)
Income from continuing operations	40,738	9,177	12,164
Discontinued operations:
Income (loss) from discontinued operations	882	1,850	(1,060)
Provision for income taxes	(15)	(26)	(26)
Debt satisfaction gains (charges), net	—	1,709	(1,425)
Gains on sales of properties	17,944	11,027	1,089
Impairment charges	—	(10,037)	—
Total discontinued operations	18,811	4,523	(1,422)
Net income	$59,549	$13,700	$10,742
Income (loss) per unit:
Income from continuing operations	$0.59	$0.17	$0.32
Income (loss) from discontinued operations	0.28	0.09	(0.04)
Net income	$0.87	$0.26	$0.28
Weighted-average units outstanding	68,758,733	52,728,387	38,137,615

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
($000, except unit amounts)
Year ended December 31,

	Units	Partners' Capital
Balance December 31, 2011	36,089,008	$200,047
Changes in co-borrower debt	—	(37,535)
Issuance of units	8,042,024	77,558
Distributions	—	(34,268)
Net Income	—	10,742
Balance December 31, 2012	44,131,032	216,544
Changes in co-borrower debt	—	7,435
Issuance of units	26,823,469	320,914
Redemption of units	(2,673,799)	(64,739)
Distributions	—	(45,787)
Net Income	—	13,700
Balance December 31, 2013	68,280,702	448,067
Changes in co-borrower debt	—	(45,416)
Issuance of units	2,571,757	27,981
Redemption of units	(170,193)	(1,962)
Distributions	—	(56,178)
Net Income	—	59,549
Balance December 31, 2014	70,682,266	$432,041

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Year ended December 31,

	2014	2013	2012
Cash flows from operating activities:
Net income	$59,549	$13,700	$10,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,187	27,535	27,617
Gains on sales of properties	(17,944)	(11,027)	(1,089)
Gain on sale of financial asset	(831)	—	—
Debt satisfaction (gains) charges, net	27	(1,739)	1,404
Impairment charges and loan losses	2,500	23,976	—
Straight-line rents	(34,146)	(7,804)	(1,065)
Other non-cash income, net	(1,510)	(2,241)	(778)
Equity in (earnings) losses of non-consolidated entities	(129)	88	33
Distributions of accumulated earnings from non-consolidated entities	15	—	—
Increase in accounts payable and other liabilities	(1,892)	174	586
Change in rent receivable and prepaid rent, net	284	1,678	(587)
Change in accrued interest payable	(149)	286	(125)
Other adjustments, net	3,088	(1,354)	982
Net cash provided by operating activities	38,049	43,272	37,720
Cash flows from investing activities:
Investment in real estate, including intangible assets	(49,526)	(311,008)	(59,225)
Investment in real estate under construction	(3,682)	(6,033)	—
Capital expenditures	(6,860)	(4,680)	(4,078)
Net proceeds from sale of properties	52,327	36,055	—
Principal payments received on loans receivable	1,304	1,606	4,151
Investments in and advances to non-consolidated entities	(263)	—	(189)
Distributions from non-consolidated entities in excess of accumulated earnings	738	359	725
Increase in deferred leasing costs	(4,558)	(855)	(1,829)
Change in escrow deposits and restricted cash	2,714	(1,089)	3,915
Net cash used investing activities	(7,806)	(285,645)	(56,530)
Cash flows from financing activities:
Distributions to partners	(31,923)	(14,180)	(2,202)
Principal amortization payments	(1,828)	(4,657)	(6,601)
Principal payments on debt, excluding normal amortization	(9,000)	(44,397)	(74,000)
Proceeds of mortgages and notes payable	—	213,500	—
Proceeds of related party note	8,250	—	—
Change in co-borrower debt, net	—	48,000	—
Increase in deferred financing costs	(694)	(4,620)	(31)
Related party advances, net	2,078	10,517	89,818
Issuance of OP units	—	108,766	—
Redemption of OP units	(1,962)	(64,739)	—
Net cash provided by (used) in financing activities	(35,079)	248,190	6,984
Change in cash and cash equivalents	(4,836)	5,817	(11,826)
Cash and cash equivalents, at beginning of year	13,164	7,347	19,173
Cash and cash equivalents, at end of year	$8,328	$13,164	$7,347

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(1)    The Partnership

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership subsidiary for Lexington. On December 30, 2013, another operating partnership subsidiary for Lexington, Lepercq Corporate Income Fund II L.P. (“LCIF II”) was merged with and into the Partnership, with the Partnership as the surviving entity. As the merger was between entities under common control, the operations of LCIF II were combined with the Partnership in these consolidated financial statements at the historical cost basis and all periods presented include the results of operations of LCIF II. As of December 31, 2014 and 2013, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner, owned approximately 95.0% of the outstanding units of the Partnership.

In connection with the merger of LCIF II with and into the Partnership, former LCIF II partners representing 170,193 limited partner interests (“OP Units”) elected or were deemed to elect to receive an aggregate amount $1,962 in cash for such OP units.

The Partnership owns a diversified portfolio of equity and debt investments in single-tenant properties and land. As of December 31, 2014, the Partnership had equity ownership interests in 42 consolidated properties located in 25 states. A majority of the real properties in which the Partnership had an interest and all land interests are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost, including cost increases, for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the landlord is responsible for certain operating expenses.

The assets and credit of a property owner subsidiary or lender subsidiary are not available to satisfy the debt and other obligations of any other person, including any other property owner subsidiary or lender subsidiary or any other affiliate.

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

Unit Redemptions. The Partnership's limited partner units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for Lexington shares of beneficial interests, par value $0.0001 per share classified as common stock (“common shares”), on a one to approximately 1.13 basis, subject to future adjustments. These units are not otherwise mandatorily redeemable by the Partnership. As of December 31, 2014, Lexington's common shares had a closing price of $10.98 per share. The estimated fair value of the units was $42,306, assuming all outstanding limited partner units not held by Lexington were redeemed on such date.

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

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $56,178 ($0.82 per weighted average unit), $45,787 ($0.87 per weighted-average unit) and $34,268 ($0.90 per weighted-average unit) to its partners during the years ended December 31, 2014, 2013 and 2012, respectively. Certain units owned indirectly by Lexington are entitled to distributions of $3.25 per unit.

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

Revenue Recognition. The Partnership recognizes lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Revenue is recognized on a contractual basis for leases with escalations tied to a consumer price index with no floor. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured. If the Partnership funds tenant improvements and the improvements are deemed to be owned by the Partnership, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. If the Partnership determines that the tenant allowances are lease incentives, the Partnership commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Partnership recognizes lease termination fees as rental revenue in the period received and writes off unamortized lease-related intangible and other lease-related account balances, provided there are no further Partnership obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period with the termination payments being recorded as a component of rent receivable-deferred or deferred revenue on the Consolidated Balance Sheets.

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

Accounts Receivable. The Partnership continuously monitors collections from tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Partnership has identified. As of December 31, 2014 and 2013, the Partnership's allowance for doubtful accounts was not significant.

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

Properties Held For Sale. Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets. The operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.

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

Income Taxes. Because the Partnership is a limited partnership, taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the Consolidated Financial Statements of the Partnership. However, the Partnership is required to pay certain state and local entity level taxes which are expensed as incurred. The Partnership does not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2014 and 2013.

Cash and Cash Equivalents. The Partnership considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

Restricted Cash. Restricted cash is comprised primarily of cash balances held in escrow with lenders.

Co-borrower Debt. In February 2013, the FASB issued Accounting Standards Update 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”), requiring recognition of such obligations as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The Partnership early adopted this new guidance retrospectively (see note 8).

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Partnership has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Partnership's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2014, the Partnership was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.
Segment Reporting. The Partnership operates generally in one industry segment, single-tenant real estate assets.
Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform to the current year presentation, including certain statements of operations captions including activities for properties sold in 2014, which are presented in discontinued operations.
Recently Issued Accounting Guidance. In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and improves financial statement disclosures. Under this guidance, only disposals representing a strategic shift in operations that have a major effect on an organization's operations and financial results should be presented as discontinued operations. The new guidance is effective in the first quarter of 2015. It is anticipated that the implementation of this guidance will reduce the number of future property dispositions the Partnership makes, if any, that will be classified as discontinued operations in the Partnership's consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The new guidance is effective for reporting periods beginning after December 15, 2016. The Partnership is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Update 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis,” which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective in the first quarter of 2016 and early adoption is allowed. The Partnership is currently evaluating the impact of the adoption of this new guidance on its consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(3)     Investments in Real Estate

The Partnership's real estate, net, consists of the following at December 31, 2014 and 2013:

	2014	2013
Real estate, at cost:
Buildings and building improvements	$552,994	$567,309
Land, land estates and land improvements	347,290	325,074
Fixtures and equipment	84	84
Construction in progress	9,745	154
Real estate intangibles:
In-place lease values	141,653	130,387
Tenant relationships	20,256	20,350
Above-market leases	4,031	4,031
	1,076,053	1,047,389
Accumulated depreciation and amortization(1)	(226,084)	(217,905)
Real estate, net	$849,969	$829,484

(1)
Includes accumulated amortization of real estate intangible assets of $49,917 and $44,940 in 2014 and 2013, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $5,216 in 2015, $4,657 in 2016, $4,225 in 2017, $3,630 in 2018 and $2,881 in 2019.

In addition, the Partnership had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $247 and $539, respectively as of December 31, 2014 and 2013. The estimated accretion for the next five years is $151 in 2015, $32 in 2016, $32 in 2017, $32 in 2018 and $0 in 2019.
The Partnership, through property owner subsidiaries, completed the following acquisitions during 2014:

Property Type	Location	Acquisition	Initial Cost Basis	Lease Expiration	Land and Land Estates	Building and Improvements	Lease in-place Value
Land	New York, NY	Oct-14	$30,426	10/2113	$22,000	$—	$8,426
Rehabilitation Hospital	Vineland, NJ	Oct-14	19,100	02/2043	2,698	12,790	3,612
			$49,526		$24,698	$12,790	$12,038

Weighted-average life of intangible assets (years)							77.9

The Partnership acquired a parcel of land in New York, New York in October 2014, which is net leased to a tenant under a non-cancellable 99-year lease. The improvement on the parcel is owned by the tenant under the Partnership lease and currently consists of one high-rise hotel. The hotel is known as the Holiday Inn Express New York City Fifth Avenue. The initial annual rent under the lease is $1,500, which represents approximately 4.93% of the purchase price. The rent under the lease increases by a minimum of 2.0% each year with further annual increases, not to exceed 3.0% per annum in the aggregate, at specified intervals based on the increase in the consumer price index, or CPI. The total aggregate minimum rent (excluding any additional CPI increases) under the leases over the 99-year lease term is approximately $457,795. The tenant has a purchase option that can be exercised at the end of the 25th, 50th and 75th lease year at a price that is equal to the greater of (1) the original purchase price plus a 7.5% return (inclusive of rent payments) for the holding period (compounded monthly) and (2) $31,000. The Partnership initially financed the acquisition with a $8,250 loan from Lexington and available cash. The loan required interest only payments at a rate of 4.25% and a maturity in October 2019. Subsequent to December 31, 2014, the loan was repaid and a third-party loan was obtained.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Partnership, through property owner subsidiaries, completed the following acquisition and build-to-suit transaction during 2013:

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
The Partnership recognized aggregate acquisition and pursuit expenses of $420 and $265 in 2014 and 2013, respectively.

(4)     Sales of Real Estate and Discontinued Operations

For the years ended December 31, 2014, 2013 and 2012, the Partnership disposed of its interests in certain properties generating aggregate net proceeds of $40,836, $36,055, and $0, respectively, which resulted in gains on sales of $17,944, $11,027 and $1,089, respectively. For the years ended December 31, 2014, 2013 and 2012, the Partnership recognized debt satisfaction gains (charges), net, relating to these properties of $0, $1,709 and $(1,425), respectively. These gains (charges) are included in discontinued operations.

At December 31, 2014 and 2013, the Partnership had no properties classified as held for sale.

The following presents the operating results for the disposed properties discussed above during the years ended December 31, 2014, 2013 and 2012:

	Year Ending December 31,
	2014	2013	2012
Total gross revenues	$2,006	$6,584	$9,918
Pre-tax net income (loss), including gains on sales	$18,826	$4,549	$(1,396)

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

During 2013, the Partnership recognized $10,037 of impairment charges in discontinued operations, relating to real estate assets that were ultimately disposed of below their carrying value.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(5)    Loans Receivable

As of December 31, 2014 and 2013, the Partnership's loans receivable are comprised primarily of mortgage loans on real estate.
The following is a summary of the Partnership's loans receivable as of December 31, 2014 and 2013:

	Loan carrying value(1)
Loan	12/31/2014	12/31/2013	Interest Rate	Maturity Date
Westmont, IL(2)	$12,152	$12,610	6.45%	10/2015
Southfield, MI(3)	3,296	6,610	4.55%	02/2015
	$15,448	$19,220

(1)	Loan carrying value includes accrued interest and is net of origination costs and loan losses, if any.

(2)
Borrowers are in default and the Partnership commenced foreclosure proceedings. Tenant at office property collateral terminated its lease. The Partnership recognized a loan loss of $13,939 during 2013. During 2014 and 2013, the Partnership recognized $1,284 and $1,737, respectively, of interest income relating to the impaired loan and the loan had an average recorded investment value of $12,812 and $25,562 during 2014 and 2013, respectively. At December 31, 2014, the impaired loan receivable had a contractual unpaid balance of $26,786.

(3)
The Partnership recorded a $2,500 loan loss in 2014 as the Partnership determined it was probable that it would not collect the amount owed at maturity. During 2014, the Partnership recognized $468 of interest income relating to the impaired loan and the loan had an average recorded investment of $6,001. At December 31, 2014, the impaired loan receivable had a contractual unpaid balance of $5,810.

The Partnership had a loan secured by an office property in Schaumburg, Illinois. The borrower defaulted on the loan and the Partnership did not record interest of $2,939 and $2,647 in 2013 and 2012, respectively, representing the interest earned since default. In 2013, the Partnership foreclosed on the borrower and acquired the office property collateral which is net leased through December 2022.
The Partnership had two types of financing receivables: loans receivable and a capitalized financing lease. The Partnership determined that its financing receivables operated within one portfolio segment as they were within the same industry and use the same impairment methodology. The Partnership's loans receivable are secured by commercial real estate assets and the capitalized financing lease, for a commercial property located in Greenville, South Carolina, was sold in December 2014 for net proceeds of $11,491. In addition, the Partnership assesses all financing receivables for impairment, when warranted, based on an individual analysis of each receivable.
The Partnership's financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Partnership uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of December 31, 2014, the financing receivables were performing as anticipated other than as discussed above and there were no other significant delinquent amounts outstanding.

(6)    Investments in and Advances to Non-Consolidated Entity

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
The Partnership's carrying value in NLS at December 31, 2014 and 2013 was $4,474 and $5,098, respectively. The Partnership recognized net income from NLS of $114, $88 and $33 in equity in earnings (losses) from non-consolidated entities during 2014, 2013 and 2012, respectively. In addition, the Partnership received distributions of $738, $359 and $725 from NLS in 2014, 2013 and 2012, respectively. The Partnership's share of contributions by Lexington to NLS in 2013 was $1,949.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(7)    Fair Value Measurements

The following tables present the Partnership's assets and liabilities from continuing operations measured at fair value on a non-recurring basis during the years ended December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2014	(Level 1)	(Level 2)	(Level 3)
Impaired loan receivable*	$3,296	$—	$—	$3,296

		Fair Value Measurements Using
Description	2013	(Level 1)	(Level 2)	(Level 3)
Impaired loan receivable*	$12,610	$—	$—	$12,610
*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of December 31, 2014 and 2013:

	As of December 31, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable (Level 3)	$15,448	$16,935	$19,220	$16,960

Liabilities
Debt (Level 3)	$465,318	$470,281	$430,730	$431,573

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

(8)    Mortgages and Notes Payable and Co-Borrower Debt

The Partnership had outstanding mortgages and notes payable of $328,351 and $339,179 as of December 31, 2014 and 2013, respectively. Interest rates, including imputed rates, ranged from 4.7% to 6.5% at December 31, 2014 and the mortgages and notes payable mature between 2015 and 2027. Interest rates, including imputed rates, ranged from 4.7% to 6.5% at December 31, 2013. The weighted-average interest rate at December 31, 2014 and 2013 was approximately 5.0%.
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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Lexington, and the Partnership as co-borrower, have a $400,000 unsecured revolving credit facility with KeyBank National Association (“KeyBank”), as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at Lexington’s option. The unsecured revolving credit facility bears interest at LIBOR plus 0.95% to 1.725% (1.15% as of December 31, 2014). At December 31, 2014, the unsecured revolving credit facility had no amounts outstanding, outstanding letters of credit of $14,644 and availability of $385,356, subject to covenant compliance.
Lexington, and the Partnership as co-borrower, have a five-year $250,000 unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018 and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% (1.35% as of December 31, 2014). Interest rate swap agreements were entered into to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250,000 of outstanding LIBOR-based borrowings.
Lexington, and the Partnership as co-borrower, have a $255,000 unsecured term loan from Wells Fargo Bank, National Association (“Wells Fargo”), as agent. The term loan matures in January 2019. The term loan requires regular payments of interest only at interest rates ranging from LIBOR plus1.50% to 2.25% (1.75% as of December 31, 2014). Lexington may prepay any outstanding borrowings under the term loan facility at a premium through January 12, 2016 and at par thereafter. Interest rate swap agreements were entered into to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings.
The unsecured revolving credit facility and the unsecured term loans are subject to financial covenants, which Lexington was in compliance with at December 31, 2014.
In accordance with the guidance of ASU 2013-04, the Partnership recognizes a proportion of the outstanding amounts of the above mentioned term loans and revolving credit facility as it is a co-borrower with Lexington, as co-borrower debt in the accompanying balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $136,967 and $91,551 as of December 31, 2014 and 2013, respectively. Changes in co-borrower debt are recognized in partners’ capital in the accompanying consolidated statements of changes in partners’ capital.

Included in the Consolidated Statements of Operations, the Partnership recognized debt satisfaction gains (charges), net, excluding discontinued operations, of $(357), $(1,560) and $15 for the years ended December 31, 2014, 2013, and 2012, respectively, due to the satisfaction of mortgages and notes payable other than those disclosed elsewhere in these financial statements. In addition, the Partnership capitalized $60, $46 and $49 in interest for the years ended 2014, 2013, and 2012, respectively.

Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments. In addition, certain mortgages are cross-collateralized and cross-defaulted.

Scheduled principal and balloon payments for mortgages and notes payable and co-borrower debt for the next five years and thereafter are as follows:

Year ending December 31,	Total
2015	$30,028
2016	16,558
2017	10,369
2018	69,564
2019	102,518
Thereafter	236,281
$465,318

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(9)    Leases

Lessor:

Minimum future rental receipts under the non-cancelable portion of tenant leases, assuming no new or re-negotiated leases, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2015	$77,581
2016	74,512
2017	70,809
2018	62,468
2019	54,242
Thereafter	5,096,854
$5,436,466

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

Minimum future rental payments under non-cancelable leasehold interests, excluding leases held through industrial revenue bonds and lease payments in the future that are based upon fair market value, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2015	$277
2016	277
2017	269
2018	230
2019	230
Thereafter	2,518
$3,801

Rent expense for the leasehold interests, including discontinued operations, was $289, $595 and $725 in 2014, 2013, and 2012, respectively.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(10)    Concentration of Risk

The Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2014, 2013 and 2012, the following tenants represented greater than 10% of rental revenues from continuing operations:

	2014	2013	2012
LG-39 Ground Tenant LLC	15.9%	—	—
FC-Canal Ground Tenant LLC	13.6%	—	—
AL-Stone Ground Tenant LLC	12.4%	—	—
Wells Fargo Bank N.A.	—	—	10.8%

The Partnership net leases individual land parcels to the tenants listed in the 2014 column above under non-cancellable 99-year leases. The improvements on these parcels are owned by the tenants under the Partnership leases and currently consist of three high-rise hotels located in New York, NY. The hotels are known as the Element New York Times Square West, the Sheraton Tribeca New York Hotel and the DoubleTree by Hilton Hotel New York City - Financial District, respectively.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Partnership believes it mitigates this risk by investing in or through major financial institutions.

(11)    Related Party Transactions

The Partnership had the following related party transactions in addition to related party transactions discussed elsewhere in this report.
 The Partnership had outstanding net advances owed to Lexington of $3,061 and $7,703 as of December 31, 2014 and 2013, respectively. The advances are payable on demand. Lexington earned distributions of $53,728, $43,378 and $31,991 during 2014, 2013 and 2012, respectively. During 2014, 2013 and 2012, the Partnership issued 2,571,757, 16,917,658 and 7,584,813 units, respectively, to Lexington to satisfy $27,981, $212,147 and $73,269, respectively, of outstanding distributions and advances, including the 2013 advances for contributions to NLS.
The Partnership was allocated interest and amortization expense by Lexington, in accordance with the Partnership agreement, relating to certain of its lending facilities of $10,282, $3,580 and $2,055 for the years ended 2014, 2013 and 2012, respectively.
During 2013, the Partnership received $108,766 from Lexington in exchange for 9,905,811 units and redeemed 2,673,799 units held by Lexington at the original net issuance price of $64,739.
Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $7,335, $4,658 and $4,693 for 2014, 2013 and 2012, respectively.
 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses, including from discontinued operations, of $1,004, $1,097 and $1,239 for the years ended 2014, 2013 and 2012, respectively, for aggregate fees and reimbursements charged by the affiliate.
 The Partnership leases certain properties to entities in which Vornado Realty Trust, a significant Lexington shareholder, has an interest. During 2014, 2013 and 2012, the Partnership recognized $255, $744 and $842, respectively, in rental revenue including discontinued operations from these properties.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(12)    Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere, the Partnership has the following commitments and contingencies.

The Partnership is obligated under certain tenant leases, including its proportionate share for leases for non-consolidated entities, to fund the expansion of the underlying leased properties. During 2014, the Partnership commenced the expansion of the Byhalia, Mississippi property for an estimated cost of $15,300. The Partnership, under certain circumstances, may guarantee to tenants the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries.

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

In May 2014, the Partnership guaranteed $250,000 aggregate principal amount of 4.40% Senior Notes due 2024 (“2024 Senior Notes”) issued by Lexington at an issuance price of 99.883% of the principal amount and in June 2013, the Partnership guaranteed $250,000 aggregate principal amount of 4.25% Senior Notes due 2023 (“2023 Senior Notes”) issued by Lexington at an issuance price of 99.026% of the principal amount, collectively the Senior Notes. The Senior Notes are unsecured, pay interest semi-annually in arrears and mature in June 2024 and 2023, respectively. Lexington may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.
During 2010, the Partnership guaranteed $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030 issued by Lexington. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require Lexington to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The notes are convertible by the holders under certain circumstances for cash, Lexington common shares or a combination of cash and common shares at Lexington's election. As of December 31, 2014, $16,228 original principal amount of 6.00% Convertible Guaranteed Notes due 2030 were outstanding.

(13)    Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during 2014, 2013 and 2012, the Partnership paid (received) $27,199, $12,758 and $16,261, respectively, for interest and $161, $50 and $(51), respectively, for income taxes.
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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(14)     Unaudited Quarterly Financial Data

	2014
	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Total gross revenues(1)	$29,122	$28,956	$29,325	$30,730
Net income	$11,475	$10,540	$28,594	$8,940
Net income per unit	$0.17	$0.15	$0.42	$0.13

	2013
	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Total gross revenues(1)	$15,935	$15,870	$15,802	$27,264
Net income (loss)	$3,671	$11,336	$2,774	$(4,081)
Net income (loss) per unit	$0.08	$0.26	$0.05	$(0.06)
_____________________

(1)	All periods have been adjusted to reflect the impact of properties in discontinued operations in the Consolidated Statements of Operations.

The sum of the quarterly per units amounts may not equal the full year amounts primarily because the computations of the weighted-average number of units of the Partnership outstanding for each quarter and the full year are made independently.

(15)     Subsequent Events

Subsequent to December 31, 2014 and in addition to disclosures elsewhere in the financial statements, the Partnership obtained a 10-year, 4.1% interest-only $29,193 non-recourse mortgage secured by a land parcel owned in New York, New York.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Long Term Lease - Office	Phoenix, AZ	$—	$5,585	$36,099	$41,684	$2,167	Dec-12	1986/2011	10, 17, & 40
Long Term Lease - Office	Los Angeles, CA	9,843	5,110	12,158	17,268	6,493	Dec-04	2000	10, 13 & 40
Long Term Lease - Office	Louisville, CO	—	3,657	9,605	13,262	2,574	Sep-08	1987/2007	8, 9 & 40
Long Term Lease - Specialty	Albany, GA	—	1,468	5,137	6,605	185	Oct-13	2013	15 & 40
Long Term Lease - Industrial	Byhalia, MS	15,000	1,006	21,483	22,489	1,969	May-11	2011	40
Long Term Lease - Industrial	Shelby, NC	—	1,421	18,918	20,339	2,473	Jun-11	2011	11, 20 & 40
Long Term Lease - Specialty	Vineland, NJ	—	2,698	12,790	15,488	101	Oct-14	2003	3, 28 & 40
Long Term Lease - Land	New York, NY (1)	213,475	73,148	—	73,148	—	Oct-13	N/A	N/A
Long Term Lease - Land	New York, NY (1)	—	86,569	—	86,569	—	Oct-13	N/A	N/A
Long Term Lease - Land	New York, NY (1)	—	65,218	—	65,218	—	Oct-13	N/A	N/A
Long Term Lease - Land	New York, NY	—	22,000	—	22,000	—	Oct-14	N/A	N/A
Long Term Lease - Industrial	Bristol, PA	—	2,508	15,863	18,371	5,461	Mar-98	1982/1997	10, 16, 30 & 40
Long Term Lease - Office	Carrollton, TX	18,850	2,599	22,050	24,649	7,099	Jun-07	2003	8 & 40
Long Term Lease - Office	Carrollton, TX	—	828	—	828	—	Jun-07	N/A	N/A
Office	Phoenix, AZ	—	4,666	24,856	29,522	8,495	May-00	1997	6, 9 & 40
Office	Lake Forest, CA	—	3,442	13,769	17,211	4,403	Mar-02	2001	40
Office	Centennial, CO	—	4,851	15,187	20,038	5,289	May-07	2001	10 & 40
Office	Wallingford, CT	—	1,049	4,773	5,822	1,472	Dec-03	1977/1993	8 & 40
Office	Boca Raton, FL	19,870	4,290	17,160	21,450	5,095	Feb-03	1983/2002	40
Office	Palm Beach Gardens, FL	—	787	3,704	4,491	1,282	May-98	1996	5 - 40
Office	Clive, IA	—	1,158	—	1,158	—	Jun-04	N/A	N/A
Office	Schaumburg, IL	—	5,007	22,086	27,093	1,787	Oct-13	1979/1989/ 2010	7, 9 & 30
Office	Overland Park, KS	34,733	4,769	41,956	46,725	11,583	Jun-07	1980/2005	12 & 40
Office	Baton Rouge, LA	—	1,252	11,085	12,337	3,341	May-07	1997	3, 4, 6 & 40
Office	Foxboro, MA	—	2,231	25,653	27,884	13,053	Dec-04	1982/1987	16 & 40
Office	Southfield, MI	—	—	12,124	12,124	7,223	Jul-04	1966/1989	7, 16 & 40
Office	Charleston, SC	7,277	1,189	8,724	9,913	3,087	Nov-06	2006	40
Office	Fort Mill, SC	—	1,798	26,038	27,836	13,912	Nov-04	2004	11, 15 & 40
Office	Fort Mill, SC	—	3,601	15,340	18,941	4,513	Dec-02	2002	5, 11, 20 & 40
Office	Westlake, TX	—	2,361	23,382	25,743	8,322	May-07	2007	4 - 40
Office	Herndon, VA	—	5,127	24,640	29,767	8,517	Dec-99	1987	9 - 40
Industrial	Moody, AL	—	654	9,943	10,597	5,683	Feb-04	2004	15 & 40
Industrial	Tampa, FL	—	2,160	7,347	9,507	5,664	Jul-88	1986	9 - 40
Industrial	Dubuque, IA	9,303	2,052	8,443	10,495	2,530	Jul-03	2001	11, 12 & 40
Industrial	Marshall, MI	—	40	2,236	2,276	700	Aug-87	1979	9, 10, 12, 15, 20 & 40
Industrial	Olive Branch, MS	—	198	10,276	10,474	6,515	Dec-04	1989	8, 15 & 40
Industrial	High Point, NC	—	1,330	11,183	12,513	5,192	Jul-04	2002	18 & 40
Industrial	Hebron, OH	—	1,063	4,271	5,334	1,393	Dec-97	1999	40
Industrial	Hebron, OH	—	1,681	7,224	8,905	2,641	Dec-01	2000	1, 2, 3, 5 & 40
Industrial	Collierville, TN	—	714	4,783	5,497	1,588	Dec-05	2005/2012	9, 14, 21 & 40
Multi-tenanted	Palm Beach Gardens, FL	—	4,066	19,915	23,981	6,331	May-98	1996	5 - 40
Multi-tenanted	Honolulu, HI	—	8,259	7,363	15,622	1,529	Dec-06	1979/2002	2, 5 & 40
Multi-tenanted	Florence, SC	—	3,235	13,081	16,316	4,203	May-04	1998	10, 20 & 40
Retail	Tulsa, OK	—	445	2,433	2,878	2,302	Dec-96	1981	14 & 24
Construction in progress		—	—	—	9,745	—	—	—	—
		$328,351	$347,290	$553,078	$910,113	$176,167

(1)	Properties are cross-collateralized.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

(A) The initial cost includes the purchase price paid directly or indirectly by the Partnership. The total cost basis of the Partnership's properties at December 31, 2014 for federal income tax purposes was approximately $1.1 billion.

	2014	2013	2012
Reconciliation of real estate, at cost:
Balance at the beginning of year	$892,621	$724,819	$688,294
Additions during year	58,511	263,036	45,596
Properties sold and impaired during year	(41,016)	(95,225)	(9,056)
Other reclassifications	(3)	(9)	(15)
Balance at end of year	$910,113	$892,621	$724,819

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$172,965	$190,874	$172,894
Depreciation and amortization expense	21,837	21,483	21,826
Accumulated depreciation and amortization of properties sold and impaired during year	(18,635)	(39,392)	(3,846)
Balance at end of year	$176,167	$172,965	$190,874

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of Lexington's Board of Trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management believes that our internal control over financial reporting is effective as of December 31, 2014.
This Annual Report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to the permanent deferral adopted by the Securities and Exchange Commission that permits the Partnership to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
Management's assessment of the overall effectiveness of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has historically been based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In May 2013 an updated framework was issued.  We have integrated the changes prescribed by the Internal Control-Integrated Framework (2013) into our internal controls over financial reporting during fiscal year 2014. There were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following sets forth certain information relating to Lex GP's executive officers:

Name	Business Experience
Richard J. Rouse Age 69
Mr. Rouse, Lex GP's Vice President and Director, is also Lexington's Vice Chairman since March 2008 and Lexington's Chief Investment Officer since January 2003 and previously served as one of Lexington's trustees from October 1993 to May 2010, Lexington's Co-Vice Chairman from December 2006 to March 2008, Lexington's President from October 1993 to April 1996 and Lexington's Co-Chief Executive Officer from October 1993 to January 2003.

T. Wilson Eglin Age 50
Mr. Eglin, Lex GP's President and Director, has served as Lexington's Chief Executive Officer since January 2003, Lexington's President since April 1996 and as a trustee of Lexington since May 1994. He served as one of Lexington's Executive Vice Presidents from October 1993 to April 1996 and Lexington's Chief Operating Officer from October 1993 to December 2010.

Patrick Carroll Age 51
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

The information relating to Lexington's Code of Business Conduct and Ethics, which applies to its subsidiaries, including us, is available on Lexington's website at www.lxp.com. The information relating to Lexington's trustees, including the Audit Committee of Lexington's Board of Trustees, which we refer to as the Audit Committee, and Lexington's Audit Committee financial expert, and certain information relating to Lexington's executive officers, trustees and trustee independence will be in Lexington's Definitive Proxy Statement for Lexington's 2015 Annual Meeting of Shareholders, which we refer to as Lexington's Proxy Statement, and is incorporated herein by reference.

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

During the year ended December 31, 2014, cash distributions of $53.7 million and reimbursements of $7.3 million were earned by Lexington or made to Lexington.

Certain information required to be furnished pursuant to this item and related to Lexington will be set forth under the appropriate captions in Lexington’s Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table indicates, as of the close of business on December 31, 2014, (a) the number of OP units beneficially owned by each person known by us to own in excess of five percent of the outstanding OP units and the number of OP units beneficially owned by our general partner and (b) the percentage such OP units represent of the total outstanding OP units. All OP units were owned directly on such date with sole voting and investment power unless otherwise indicated, calculated as set forth in footnote 1 to the table.

Name of Beneficial Owner	Number of OP Units Beneficially Owned (1)	Percentage of Class
Lexington Realty Trust (2)	67,260,441.5	95%
_________________________

(1)	For purposes of this table, a person is deemed to beneficially own any OP unit as of a given date which such person owns or has the right to acquire within 60 days after such date.

(2)	Lexington Realty Trust beneficially owns OP units through Lex GP and Lex LP. Lexington’s address is One Penn Plaza, Suite 4015, New York, NY 10119-4015.

None of the officers of Lex GP beneficially own any OP units.  Mr. Roskind is not an officer of Lex GP.  However, as of December 31, 2014, Mr. Roskind beneficially owned 1,474,296 OP units, which is approximately 2% of the class.
Certain information required to be furnished pursuant to this item and related to Lexington will be set forth under the appropriate captions in Lexington’s Proxy Statement, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Lexington, through Lex GP and Lex LP, holds, as of December 31, 2014, approximately 95% of our outstanding OP units. Our remaining OP units are beneficially owned by Mr. Roskind, chairman of LXP, and certain non-affiliated investors. As the sole equity owner of our general partner and pursuant to our partnership agreement, LXP has the ability to control all of our day-to-day operations, subject to the terms of our partnership agreement. We are dependent on LXP for management of our operations and future investments. We do not have any employees, executive officers or a board of directors. LXP allocates investments to itself and its other subsidiaries or to us as it deems appropriate and in accordance with certain obligations under our partnership agreement with respect to allocations of non-recourse liabilities.

See the information set forth in “Item 11. Executive Compensation,” above.

LXP and its affiliates may engage in any transactions with us subject to applicable law and our partnership agreement.

Mr. Roskind, the chairman of LXP, beneficially owns a majority of the OP units held by our Special Limited Partners, which are holders of OP units with certain approval rights not afforded to other holders of OP units.

Lexington MKP Management L.P., in which Lexington holds a 50% interest, earned $1.0 million and $1.1 million from us during the years ended December 31, 2014 and 2013, respectively, for property management services and reimbursements.

During 2014, we did not make any charitable contribution to any tax-exempt organization in which any independent trustee of Lexington serves as an executive officer. As a general policy, Lexington and its subsidiaries do not make a charitable contribution unless there is an express business purpose. We did not make any direct political contributions during 2014, nor do we intend to make any direct political contributions during 2015.

Certain information required to be furnished pursuant to this item and related to Lexington will be set forth under the appropriate captions in Lexington’s Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

In 2014, we paid/accrued a total of $100,000 for professional audit services for KPMG LLP's audit of our 2014 annual financial statements. In addition in 2014, we paid KPMG LLP $105,000 for professional audit services for the audit of our 2013 annual financial statements.

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
Agreement and Plan of Merger dated as of December 23, 2013, by and among Lepercq Corporate Income Fund L.P. (“LCIF”) and Lepercq Corporate Income Fund II L.P. (filed as Exhibit 10.1 to Lexington's Current Report on Form 8-K filed on December 24, 2013)(1)

3.2	—
Sixth Amended and Restated Agreement of Limited Partnership of LCIF, dated as of December 30, 2013 (filed as Exhibit 3.20 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013)(1)

4.1	—
Indenture, dated as of January 29, 2007, among Lexington (as successor by merger), the other guarantors named therein and U.S. Bank National Association, as trustee (“U.S. Bank”) (filed as Exhibit 4.1 to Lexington’s Current Report on Form 8-K filed January 29, 2007)(1)

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

4.12	—	Indenture, dated as of May 9, 2014, among Lexington, LCIF and U.S. Bank, as trustee (filed as Exhibit 4.1 to LCIF's Current Report on Form 8-K filed May 13, 2014)(1)
4.13	—	First Supplemental Indenture, dated as of May 20, 2014, among Lexington, LCIF and U.S. Bank, as trustee (filed as Exhibit 4.1 to LCIF's Current Report on Form 8-K filed May 20, 2014)(1)
10.1	—
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
Third Amendment to Second Amended and Restated Credit Agreement, dated as of March 28, 2014, among Lexington and LCIF, as borrowers, Key, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.1 to LCIF's Current Report on Form 8-K filed March 28, 2014 (the “03/28/14” 8-K))(1)

10.9	—
Third Amendment to Amended and Restated Term Loan Agreement, dated as of March 28, 2014, among Lexington and LCIF, as borrowers, Wells, as agent, and the financial institutions signatory thereto (filed as Exhibit 10.2 to the 03/28/14 8-K)(1)

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

12	—	Statement of Computation of Ratio of Earnings to Fixed Charges (2)
14	—	Amended and Restated Code of Business Conduct and Ethics (filed as Exhibit 14.1 to Lexington's Current Report on Form 8-K filed on December 8, 2010)(1)
21	—	List of subsidiaries (2)
23	—	Consent of KPMG LLP (2)
24	—	Power of Attorney (included on signature page)
31.1	—	Certification of Principal Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	—	Certification of Principal Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101.INS	—	XBRL Instance Document (2, 5)
101.SCH	—	XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)
(1)    Incorporated by reference.

(2)	Filed herewith.

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

(4)
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (v) Notes to Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lepercq Corporate Income Fund L.P.
		By:	Lex GP-1 Trust, its General Partner

Dated:	February 26, 2015	By:	/s/ T. Wilson Eglin
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

Each dated: February 26, 2015