Form 10-Q
period 2015-03-31
LEPERCQ CORPORATE INCOME FUND L P
filed 2015-05-07
CIK 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, $000, except unit data)

	March 31, 2015	December 31, 2014
Assets:
Real estate, at cost	$913,659	$910,113
Real estate - intangible assets	165,940	165,940
	1,079,599	1,076,053
Less: accumulated depreciation and amortization	232,994	226,084
Real estate, net	846,605	849,969
Cash and cash equivalents	7,661	8,328
Restricted cash	547	1,614
Investment in and advances to non-consolidated entities	6,027	4,736
Deferred expenses, net	14,373	13,960
Loans receivable, net	15,531	15,448
Rent receivable - current	1,184	551
Rent receivable - deferred	60,345	51,215
Other assets	3,133	2,258
Total assets	$955,406	$948,079

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable	$328,514	$328,351
Co-borrower debt	175,976	136,967
Related party advances, net	18,076	11,311
Accounts payable and other liabilities	6,303	11,722
Accrued interest payable	1,076	1,158
Deferred revenue - including below market leases, net	4,937	5,219
Distributions payable	24,334	16,599
Prepaid rent	6,160	4,711
Total liabilities	565,376	516,038

Commitments and contingencies
Partners' capital	390,030	432,041
Total liabilities and partners' capital	$955,406	$948,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, $000, except unit data)

	Three months ended March 31,
	2015	2014
Gross revenues:
Rental	$29,480	$26,990
Tenant reimbursements	2,479	2,133
Total gross revenues	31,959	29,123
Expense applicable to revenues:
Depreciation and amortization	(7,233)	(6,759)
Property operating	(3,952)	(3,161)
General and administrative	(2,018)	(2,465)
Non-operating income	14	801
Interest and amortization expense	(7,401)	(6,426)
Debt satisfaction charges, net	(33)	—
Income before provision for income taxes, equity in earnings of non-consolidated entities and discontinued operations	11,336	11,113
Provision for income taxes	(22)	(45)
Equity in earnings of non-consolidated entities	42	32
Income from continuing operations	11,356	11,100
Discontinued operations:
Income from discontinued operations	—	382
Provision for income taxes	—	(7)
Total discontinued operations	—	375
Net income	$11,356	$11,475
Income per unit:
Income from continuing operations	$0.16	$0.16
Income from discontinued operations	—	0.01
Net income	$0.16	$0.17
Weighted-average units outstanding	70,682,266	68,110,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited, $000, except unit amounts)

Three Months ended March 31, 2015	Units	Partners' Capital
Balance December 31, 2014	70,682,266	$432,041
Changes in co-borrower debt	—	(39,009)
Distributions	—	(14,358)
Net Income	—	11,356
Balance March 31, 2015	70,682,266	$390,030

Three Months ended March 31, 2014
Balance December 31, 2013	68,280,702	$448,067
Changes in co-borrower debt	—	(54,669)
Redemption of units	(170,193)	(1,962)
Distributions	—	(13,543)
Net Income	—	11,475
Balance March 31, 2014	68,110,509	$389,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, $000)

	Three Months ended March 31,
	2015	2014
Net cash provided by operating activities	$8,864	$11,875
Cash flows from investing activities:
Investments in real estate under construction	(8,062)	—
Capital expenditures	(775)	(529)
Principal payments received on loans receivable	—	341
Investment in loan receivable	(69)	—
Investment in non-consolidated entity	(1,249)	—
Distributions from non-consolidated entities in excess of accumulated earnings	—	120
Increase in deferred leasing costs	(87)	(724)
Change in escrow deposits and restricted cash	1,067	1,784
Net cash provided by (used in) investing activities	(9,175)	992
Cash flows from financing activities:
Distributions to partners	(6,623)	(13,575)
Principal amortization payments	(432)	(342)
Increase in deferred financing costs	(632)	—
Principal payments on debt, excluding normal amortization	(28,627)	—
Proceeds of mortgages and notes payable	29,193	—
Related party note payment	(8,250)	—
Related party advances, net	15,015	(2,911)
Redemption of OP units	—	(1,962)
Net cash used in financing activities	(356)	(18,790)
Change in cash and cash equivalents	(667)	(5,923)
Cash and cash equivalents, at beginning of period	8,328	13,164
Cash and cash equivalents, at end of period	$7,661	$7,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

(1)    The Partnership and Financial Statement Presentation

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership subsidiary for Lexington. On December 30, 2013, another operating partnership subsidiary of Lexington, Lepercq Corporate Income Fund II L.P. (“LCIF II”), was merged with and into the Partnership, with the Partnership as the surviving entity. As of March 31, 2015, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner, owned approximately 95.0% of the outstanding units of the Partnership.

The Partnership owns a diversified portfolio of equity and debt investments in single-tenant properties and land. As of March 31, 2015, the Partnership had equity ownership interests in 42 consolidated properties located in 25 states. A majority of the real properties in which the Partnership had an interest and all land interests are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost, including cost increases, for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the landlord is responsible for certain operating expenses.

The assets and credit of a subsidiary of the Partnership are not available to satisfy the debt and the other obligations of any other person, including any other subsidiary of the Partnership or any other affiliate.

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

The financial statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (this “Quarterly Report”) have been prepared by the Partnership in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three months ended March 31, 2015 and 2014, are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's audited consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015 (“Annual Report”).

Earnings Per Unit. Net income per unit is computed by dividing net income by the weighted-average number of units outstanding during the period. There are no potential dilutive securities.

Unit Redemptions. The Partnership's limited partner units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for shares of beneficial interests of Lexington, par value $0.0001 per share, classified as common stock (“common shares”), on a one to approximately 1.13 basis, subject to future adjustments. These units are not mandatorily redeemable by the Partnership. As of March 31, 2015, Lexington's common shares had a closing price of $9.83 per share. The estimated fair value of these units was $37,875, assuming all outstanding limited partner units not held by Lexington were redeemed on such date.

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

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $14,358 ($0.20 per weighted-average unit) and $13,543 ($0.20 per weighted-average unit) to its partners during the three months ended March 31, 2015 and 2014, respectively. Certain units owned indirectly by Lexington are entitled to aggregate annual distributions of $3.25 per unit.

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

Acquisition, Development and Construction Arrangements. The Partnership evaluates loans receivable where the Partnership participates in residual profits through loan provisions or other contracts to ascertain whether the Partnership has the same risks and rewards as an owner or a joint venture partner. Where the Partnership concludes that such arrangements are more appropriately treated as an investment in real estate, the Partnership reflects such loan receivable as an equity investment in real estate under construction in the unaudited condensed consolidated balance sheets. In these cases, no interest income is recorded on the loan receivable and the Partnership records capitalized interest during the construction period. In arrangements where the Partnership engages a developer to construct a property or provide funds to a tenant to develop a property, the Partnership will capitalize the funds provided to the developer/tenant and internal costs of interest and real estate taxes, if applicable, during the construction period.

Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform to the current year presentation, including certain statements of operations captions, including activities for properties sold, which are presented in discontinued operations.

Co-borrower Debt. In February 2013, the FASB issued Accounting Standards Update 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, (“ASU 2013-04”), requiring recognition of such obligations as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The Partnership early adopted this new guidance in 2013 retrospectively (see note 6).

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

Recently Issued Accounting Guidance. In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and improves financial statement disclosures. Under this guidance, only disposals representing a strategic shift in operations that have a major effect on an organization's operations and financial results should be presented as discontinued operations. The Partnership adopted this guidance effective January 1, 2015. The implementation of this guidance did not have a material impact on the Partnership's financial position, results of operations or cash flows.

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

In February 2015, the FASB issued Accounting Standards Update 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis,” which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective in the first quarter of 2016 and early adoption is allowed. The Partnership is currently evaluating the impact of the adoption of this new guidance on its unaudited condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. The guidance is effective in the first quarter of 2016 and requires retrospective application. The Partnership is currently evaluating the impact of the adoption of this new guidance on its unaudited condensed consolidated financial statements.
(2)     Investments in Real Estate

The Partnership's real estate, net, consists of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Real estate, at cost:
Buildings and building improvements	$554,333	$552,994
Land, land estates and land improvements	347,290	347,290
Fixtures and equipment	84	84
Construction in progress	11,952	9,745
Real estate intangibles:
In-place lease values	141,653	141,653
Tenant relationships	20,256	20,256
Above-market leases	4,031	4,031
	1,079,599	1,076,053
Accumulated depreciation and amortization(1)	(232,994)	(226,084)
Real estate, net	$846,605	$849,969

(1)	Includes accumulated amortization of real estate intangible assets of $51,396 and $49,917 in 2015 and 2014, respectively.

In addition, the Partnership had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $120 and $247, respectively, as of March 31, 2015 and December 31, 2014.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

Sales of Real Estate and Discontinued Operations

The Partnership did not have any property dispositions during the three months ended March 31, 2015.

The following table presents the operating results for properties disposed of during 2014:

Three Months Ended March 31, 2014
Total gross revenues	$866
Pre-tax net income	$382

(3)    Loans Receivable

As of March 31, 2015 and December 31, 2014, the Partnership's loans receivable were comprised of mortgage loans on real estate.
The following is a summary of the Partnership's loans receivable as of March 31, 2015 and December 31, 2014:

	Loan carrying-value(1)
Loan	3/31/2015	12/31/2014	Interest Rate	Maturity Date
Westmont, IL(2)	$12,221	$12,152	6.45%	10/2015
Southfield, MI(3)	3,310	3,296	4.55%	02/2015
	$15,531	$15,448

(1)	Loan carrying value includes accrued interest and is net of origination costs and loan losses, if any.

(2)
Borrowers are in default and the Partnership commenced foreclosure proceedings. The tenant at the office property constituting the collateral terminated its lease. The Partnership recognized a loan loss of $13,939 during 2013. During the three months ended March 31, 2015 and 2014, the Partnership recognized $0 and $425 of interest income relating to the impaired loan, respectively, and the loan had an average recorded investment value of $12,510 and $12,561, respectively. At March 31, 2015, the impaired loan receivable had a contractual unpaid balance of $29,455.

(3)
The Partnership recorded a $2,500 loan loss in the fourth quarter of 2014 as the Partnership determined it was probable that it would not collect the amount owed at maturity. During the three months ended March 31, 2015, the Partnership recognized $14 of interest income relating to the impaired loan and the loan had an average recorded investment of $3,303. At March 31, 2015, the impaired loan receivable had a contractual unpaid balance of $6,083. See note 11.

The Partnership had two types of financing receivables: loans receivable and a capitalized financing lease. The Partnership determined that its financing receivables operated within one portfolio segment as they are within the same industry and use the same impairment methodology. The Partnership's loans receivable are secured by commercial real estate assets and the capitalized financing lease, for a commercial property located in Greenville, South Carolina, was sold in December 2014. In addition, the Partnership assesses all financing receivables for impairment, when warranted, based on an individual analysis of each receivable.
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

(4)    Investments in and Advances to Non-Consolidated Entities

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

The Partnership's carrying value in NLS at March 31, 2015 and December 31, 2014 was $5,764 and $4,474, respectively. The Partnership recognized net income from NLS of $42 and $32 in equity in earnings from non-consolidated entities during the three months ending March 31, 2015 and 2014, respectively. The Partnership contributed $1,249 to NLS during the three months ended March 31, 2015. In addition, the Partnership received distributions of $120 from NLS during the three months ended March 31, 2014.

(5)    Fair Value Measurements

The following table presents the Partnership's assets and liabilities from continuing operations measured at fair value on a non-recurring basis during the year ended December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired loan receivable*	$3,296	$—	$—	$3,296
*Represents a non-recurring fair value measurement.

There were no non-recurring measurements from continuing operations during the three months ended March 31, 2015.

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable (Level 3)	$15,531	$16,476	$15,448	$16,935

Liabilities
Debt (Level 3)	$504,490	$509,445	$465,318	$470,281

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

(6)    Mortgages and Notes Payable and Co-Borrower Debt

The Partnership had outstanding mortgages and notes payable of $328,514 and $328,351 as of March 31, 2015 and December 31, 2014, respectively. Interest rates, including imputed rates, ranged from 4.1% to 6.5% at March 31, 2015, 4.7% to 6.5% at December 31, 2014 and the mortgages and notes payable mature between 2016 and 2027. The weighted-average interest rate at March 31, 2015 and December 31, 2014 was approximately 4.9% and 5.0%, respectively.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

Lexington, and the Partnership as co-borrower, have a $400,000 unsecured revolving credit facility with KeyBank National Association (“KeyBank”), as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at Lexington’s option. The unsecured revolving credit facility bears interest at LIBOR plus 0.95% to 1.725% (1.15% as of March 31, 2015). At March 31, 2015, the unsecured revolving credit facility had $93,000 outstanding, outstanding letters of credit of $12,144 and availability of $294,856, subject to covenant compliance.
Lexington, and the Partnership as co-borrower, have a five-year $250,000 unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, may be prepaid without penalty and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% (1.35% as of March 31, 2015). As of March 31, 2015, interest rate swap agreements were entered into to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250,000 of outstanding LIBOR-based borrowings.
Lexington, and the Partnership as co-borrower, have a $255,000 unsecured term loan from Wells Fargo Bank, National Association (“Wells Fargo”), as agent. The term loan matures in January 2019. The term loan requires regular payments of interest only at interest rates ranging from LIBOR plus 1.50% to 2.25% (1.75% as of March 31, 2015). Lexington may prepay any outstanding borrowings under the term loan facility at a premium through January 12, 2016 and at par thereafter. Interest rate swap agreements were entered into to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings.
Lexington was in compliance with all applicable financial covenants contained in its corporate level debt agreements at March 31, 2015.
In accordance with the guidance of ASU 2013-04, the Partnership, as it is a co-borrower with Lexington, recognizes a proportion of the outstanding amounts of the above mentioned term loans and revolving credit facility as co-borrower debt in the accompanying unaudited condensed consolidated balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $175,976 and $136,967 as of March 31, 2015 and December 31, 2014, respectively. Changes in co-borrower debt are recognized in partners’ capital in the accompanying unaudited condensed consolidated statements of changes in partners’ capital.

Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments. In addition, certain mortgages are cross-collateralized and cross-defaulted.

(7)    Concentration of Risk

Subject to the terms of the partnership agreement, the Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2015 and 2014, the following tenants represented greater than 10% of rental revenues from continuing operations:

	2015	2014
LG-39 Ground Tenant LLC	14.7%	16.1%
FC-Canal Ground Tenant LLC	12.6%	13.8%
AL-Stone Ground Tenant LLC	11.5%	12.6%

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

(8)    Related Party Transactions

The Partnership had the following related party transactions in addition to related party transactions discussed elsewhere in this report and the audited consolidated financial statements in the Annual Report.
As of December 31, 2014, the Partnership had an $8,250 outstanding related party loan owed to Lexington. The loan required interest only payments at a rate of 4.25%. The Partnership satisfied the loan during the three months ended March 31, 2015. In addition, the Partnership had outstanding net advances owed to Lexington of $18,076 and $3,061 as of March 31, 2015 and December 31, 2014, respectively. The advances are payable on demand. Lexington earned distributions of $13,735 and $12,966 during the three months ended March 31, 2015 and 2014, respectively.
The Partnership was allocated interest expense by Lexington, in accordance with the partnership agreement, relating to certain lending facilities of $3,015 and $2,017 for the three months ended March 31, 2015 and 2014, respectively.
Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $2,062 and $2,130 for the three months ended March 31, 2015 and 2014, respectively.
 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses of $289 and $271 for the three months ended March 31, 2015 and 2014, respectively, for aggregate fees and reimbursements charged by the affiliate.
(9)    Commitments and Contingencies

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

During 2010, the Partnership guaranteed $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030 (“Guaranteed Notes”) issued by Lexington. The Guaranteed Notes pay interest semi-annually in arrears and mature in January 2030. The holders of the Guaranteed Notes may require Lexington to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Guaranteed Notes are convertible by the holders under certain circumstances for cash, Lexington common shares or a combination of cash and common shares at Lexington's election. As of March 31, 2015, $15,628 original principal amount of Guaranteed Notes were outstanding.

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

(10)    Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the three months ended March 31, 2015 and 2014, the Partnership paid (received) $7,225 and $5,663, respectively, for interest and $(2) and $2, respectively, for income taxes.
(11)    Subsequent Events

Subsequent to March 31, 2015 and in addition to disclosures elsewhere in the unaudited condensed consolidated financial statements, the Partnership foreclosed on the borrower of the loan receivable secured by an office property in Southfield, Michigan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms “the Partnership,” “we,” “us” and “our,” we mean Lepercq Corporate Income Fund L.P. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References to Lex GP are to our general partner, Lex GP-1 Trust, a Delaware statutory trust, and references to Lex LP are to Lex LP-1 Trust, a Delaware statutory trust, which hold together approximately 95.0% of our OP units. When we use the term “Lexington” or “LXP,” we mean Lexington Realty Trust and when we use the term “REIT” we mean real estate investment trust. All references to “LCIF II” in this Quarterly Report mean Lepercq Corporate Income Fund II L.P., which was merged with and into us on December 30, 2013. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three months ended March 31, 2015. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results that may be expected for the full year.

The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three months ended March 31, 2015 and 2014, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2015, which we refer to as our Annual Report. Historical results may not be indicative of future performance.

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

Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows totaled $8.9 million and $11.9 million during the three months ended March 31, 2015 and 2014, respectively. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements and loan interest payments from borrowers, (2) the payment of interest on mortgage debt and (3) operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program. Cash flows from operations are also impacted by the level of acquisition volume and sales of properties.

Net cash provided by (used in) investing activities totaled $(9.2) million and $1.0 million during the three months ended March 31, 2015 and 2014, respectively. Cash provided by investing activities related primarily to principal payments received on loans receivable, distributions from non-consolidated entities in excess of accumulated earnings and a decrease in escrow deposits and restricted cash. Cash used in investing activities related primarily to capital expenditures on real estate properties, investments in real estate under construction, an investment in a non-consolidated entity, an increase in deferred leasing costs and an investment in a loan receivable.

Net cash used in financing activities totaled $0.4 million and $18.8 million during the three months ended March 31, 2015 and 2014, respectively. Cash used in financing activities was primarily attributable to distribution payments, redemption of OP units, an increase in deferred financing costs and debt payments. Cash provided by financing activities was primarily attributable to proceeds of mortgages and notes payable and related party advances, net.

Property Specific Debt. As of March 31, 2015 and December 31, 2014, we had $328.5 million and $328.4 million, respectively, of consolidated property specific debt outstanding. As of March 31, 2015, we had no property specific debt with related balloon payments maturing in 2015 and $15.0 million of property specific debt with related balloon payments maturing in 2016. If a mortgage is unable to be refinanced upon maturity, we will be dependent on LXP’s liquidity resources to satisfy such mortgage to avoid transferring the underlying property to the lender or selling the underlying property to a third party. During the three months ended March 31, 2015, we obtained a $29.2 million non-recourse mortgage, which matures January 2025 and has a fixed interest rate of 4.1%.

Capital Recycling. We did not sell any properties during the three months ended March 31, 2015 and 2014.

Results of Operations
Three months ended March 31, 2015 compared with the three months ended March 31, 2014. The increase in total gross revenues of $2.8 million is primarily attributable to an increase in rental revenue. The increase in rental revenue of $2.5 million was primarily due to revenue from newly acquired properties.
Depreciation and amortization increased $0.5 million primarily due to property acquisitions.
The increase in property operating expense of $0.8 million is primarily due to an increase in vacancy at one property and new leases and lease renewals providing for operating expense responsibility for us.
The decrease in non-operating income of $0.8 million is primarily due to borrower defaults on loans receivable, coupled with the sale of a property in 2014 subject to a capital lease.
The increase in interest and amortization expense of $1.0 million was primarily due to the financing of a New York City land parcel acquired in 2014 and an increase in the allocation of interest from LXP, offset in part by a reduction in interest expense related to mortgages satisfied in 2015 and 2014.
Discontinued operations represent properties sold during 2014 or held for sale at December 31, 2014. We did not have any discontinued operations during the three months ended March 31, 2015.
Off-Balance Sheet Arrangements
We are co-borrowers or guarantors of corporate borrowing facilities and debt securities of LXP (see note 9 to our unaudited condensed consolidated financial statements with respect to debt securities). In addition, we, from time to time, guarantee certain tenant improvement allowances and lease commissions on behalf of subsidiaries when required by the related tenant or lender. However, we do not believe these guarantees are material to us as the obligations under and risks associated with such guarantees are priced into the rent under the lease or the value of the property.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our fixed-rate debt and, to the extent we rely on LXP for liquidity, LXP’s variable-rate debt. As of March 31, 2015 and 2014, we had $27.4 million and $11.2 million, respectively, of consolidated variable rate co-borrower debt outstanding, which represented 5.4% and 2.3%, respectively, of our long-term indebtedness. During the three months ended March 31, 2015 and 2014, our variable-rate indebtedness had a weighted-average interest rate of 1.3% and 1.6%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2015 and 2014 would have increased by approximately $1 thousand and $22 thousand, respectively.

As of March 31, 2015 and 2014, our consolidated fixed-rate debt, including co-borrower debt, was $477.1 million and $473.8 million, respectively, which represented 94.6% and 97.7%, respectively, of our total long-term indebtedness, respectively.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of March 31, 2015 and is indicative of the interest rate environment as of March 31, 2015, and does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt, including co-borrower debt, was $482.1 million as of March 31, 2015.

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
Agreement and Plan of Merger dated as of December 23, 2013, by and among Lepercq Corporate Income Fund L.P. (“LCIF”) and Lepercq Corporate Income Fund II L.P. (“LCIF II”) (filed as Exhibit 10.1 to Lexington's Current Report on Form 8-K filed on December 24, 2013)(1)

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
Tenth Supplemental Indenture, dated as of September 30, 2013, among Lexington, certain subsidiaries of Lexington signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.1 to Lexington's Current Report on Form 8-K filed on October 3, 2013)(1)

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

(4)
The following materials are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) the Unaudited Condensed Consolidated Statements of Changes in Partners' Capital for the three months ended March 31, 2015 and 2014; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lepercq Corporate Income Fund L.P.
		By:	Lex GP-1 Trust, its General Partner

Dated:	May 7, 2015	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
President (principal executive officer)

Dated:	May 7, 2015	By:	/s/ Patrick Carroll
Patrick Carroll
Vice President (principal financial officer and principal accounting officer)