Form 10-Q
period 2015-09-30
LEPERCQ CORPORATE INCOME FUND L P
filed 2015-11-06
CIK 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, $000, except unit data)

	September 30, 2015	December 31, 2014
Assets:
Real estate, at cost	$932,550	$910,113
Real estate - intangible assets	165,940	165,940
	1,098,490	1,076,053
Less: accumulated depreciation and amortization	246,903	226,084
Real estate, net	851,587	849,969
Cash and cash equivalents	12,496	8,328
Restricted cash	2,279	1,614
Investment in and advances to non-consolidated entities	6,065	4,736
Deferred expenses, net	14,006	13,960
Loans receivable, net	—	15,448
Rent receivable - current	290	551
Rent receivable - deferred	77,525	51,215
Other assets	2,479	2,258
Total assets	$966,727	$948,079

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable	$327,874	$328,351
Co-borrower debt	168,350	136,967
Related party advances, net	3,127	11,311
Accounts payable and other liabilities	6,902	11,722
Accrued interest payable	1,058	1,158
Deferred revenue - including below market leases, net	5,272	5,219
Distributions payable	23,873	16,599
Prepaid rent	3,742	4,711
Total liabilities	540,198	516,038

Commitments and contingencies
Partners' capital	426,529	432,041
Total liabilities and partners' capital	$966,727	$948,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, $000, except unit data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Gross revenues:
Rental	$28,336	$27,206	$87,587	$80,890
Tenant reimbursements	2,426	2,119	7,435	6,513
Total gross revenues	30,762	29,325	95,022	87,403
Expense applicable to revenues:
Depreciation and amortization	(7,308)	(6,883)	(21,847)	(20,488)
Property operating	(4,244)	(3,914)	(12,412)	(10,268)
General and administrative	(2,235)	(1,744)	(6,598)	(6,033)
Non-operating income	1	924	38	2,521
Interest and amortization expense	(7,200)	(7,105)	(21,918)	(21,002)
Debt satisfaction charges, net	—	(90)	(33)	(357)
Income before provision for income taxes, equity in earnings of non-consolidated entities and discontinued operations	9,776	10,513	32,252	31,776
Provision for income taxes	(8)	(11)	(41)	(72)
Equity in earnings of non-consolidated entities	59	35	135	101
Income from continuing operations	9,827	10,537	32,346	31,805
Discontinued operations:
Income from discontinued operations	—	114	—	875
Provision for income taxes	—	(1)	—	(15)
Gain on sale of property	—	17,944	—	17,944
Total discontinued operations	—	18,057	—	18,804
Net income	$9,827	$28,594	$32,346	$50,609
Income per unit:
Income from continuing operations	$0.13	$0.15	$0.45	$0.47
Income from discontinued operations	—	0.27	—	0.27
Net income	$0.13	$0.42	$0.45	$0.74
Weighted-average units outstanding	74,449,266	68,138,463	71,965,530	68,119,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited, $000, except unit amounts)

Nine Months ended September 30, 2015	Units	Partners' Capital
Balance December 31, 2014	70,682,266	$432,041
Changes in co-borrower debt	—	(31,383)
Issuance of units	3,767,000	37,879
Distributions	—	(44,354)
Net Income	—	32,346
Balance September 30, 2015	74,449,266	$426,529

Nine Months ended September 30, 2014
Balance December 31, 2013	68,280,702	$448,067
Changes in co-borrower debt	—	(43,612)
Issuance of units	2,571,757	27,981
Redemption of units	(170,193)	(1,962)
Distributions	—	(41,823)
Net Income	—	50,609
Balance September 30, 2014	70,682,266	$439,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, $000)

	Nine Months ended September 30,
	2015	2014
Net cash provided by operating activities	$27,933	$29,573
Cash flows from investing activities:
Investments in real estate under construction	(9,111)	(1,994)
Capital expenditures	(5,901)	(2,827)
Net proceeds from the sale of properties	—	40,836
Principal payments received on loans receivable	3,137	1,018
Investment in loan receivable	(318)	—
Investment in non-consolidated entities	(1,662)	(263)
Distributions from non-consolidated entities in excess of accumulated earnings	341	572
Increase in deferred leasing costs	(1,062)	(3,485)
Change in escrow deposits and restricted cash	(666)	(38,134)
Net cash used in investing activities	(15,242)	(4,277)
Cash flows from financing activities:
Distributions to partners	(13,368)	(19,808)
Principal amortization payments	(1,072)	(1,406)
Increase in deferred financing costs	(632)	(55)
Principal payments on debt, excluding normal amortization	(28,627)	(9,000)
Proceeds of mortgages and notes payable	29,193	—
Related party note payment	(8,250)	—
Related party advances, net	14,233	2,045
Redemption of OP units	—	(1,962)
Net cash used in financing activities	(8,523)	(30,186)
Change in cash and cash equivalents	4,168	(4,890)
Cash and cash equivalents, at beginning of period	8,328	13,164
Cash and cash equivalents, at end of period	$12,496	$8,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

(1)    The Partnership and Financial Statement Presentation

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership subsidiary for Lexington. On December 30, 2013, another operating partnership subsidiary of Lexington, Lepercq Corporate Income Fund II L.P., was merged with and into the Partnership, with the Partnership as the surviving entity. As of September 30, 2015, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner, owned approximately 95.0% of the outstanding units of the Partnership.

The Partnership owns a diversified portfolio of equity investments in single-tenant properties and land. As of September 30, 2015, the Partnership had equity ownership interests in 43 consolidated properties located in 25 states. A majority of the real properties in which the Partnership had an interest and all land interests are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost, including cost increases, for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the landlord is responsible for certain operating expenses.

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

The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three and nine months ended September 30, 2015 have been prepared by the Partnership in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's audited consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015 (“Annual Report”).

Earnings Per Unit. Net income per unit is computed by dividing net income by the weighted-average number of units outstanding during the period. There are no potential dilutive securities.

Unit Redemptions. The Partnership's limited partner units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for shares of beneficial interests of Lexington, par value $0.0001 per share, classified as common stock (“common shares”), on a one to approximately 1.13 basis, subject to future adjustments. These units are not mandatorily redeemable by the Partnership. As of September 30, 2015, Lexington's common shares had a closing price of $8.10 per share. The estimated fair value of these units was $31,209, assuming all outstanding limited partner units not held by Lexington were redeemed on such date.

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $44,354 ($0.62 per weighted-average unit) and $41,823 ($0.61 per weighted-average unit) to its partners during the nine months ended September 30, 2015 and 2014, respectively. Certain units owned indirectly by Lexington are entitled to aggregate annual distributions of $3.25 per unit.

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The effective date of the new guidance was updated by Accounting Standards Update No. 2015-14 and is effective for reporting periods beginning after December 15, 2017. The Partnership is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

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
(2)     Real Estate

The Partnership's real estate, net, consists of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Real estate, at cost:
Buildings and building improvements	$576,980	$552,994
Land, land estates and land improvements	355,101	347,290
Fixtures and equipment	84	84
Construction in progress	385	9,745
Real estate intangibles:
In-place lease values	141,653	141,653
Tenant relationships	20,256	20,256
Above-market leases	4,031	4,031
	1,098,490	1,076,053
Accumulated depreciation and amortization(1)	(246,903)	(226,084)
Real estate, net	$851,587	$849,969

(1)	Includes accumulated amortization of real estate intangible assets of $53,970 and $49,917 in 2015 and 2014, respectively.

In addition, the Partnership had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $104 and $247, respectively, as of September 30, 2015 and December 31, 2014.

During the nine months ended September 30, 2014, the Partnership sold its interest in a property for a gross sale price of $41,000 and recognized a gain on sale of property of $17,944.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

(3)    Loans Receivable

As of December 31, 2014, the Partnership's loans receivable were comprised of mortgage loans on real estate.
The following is a summary of the Partnership's loans receivable as of December 31, 2014:

	Loan carrying-value(1)
Loan	12/31/2014	Interest Rate	Maturity Date
Westmont, IL(2)	$12,152	6.45%	10/2015
Southfield, MI(3)	3,296	4.55%	02/2015
	$15,448

(1)	Loan carrying value includes accrued interest and is net of origination costs and loan losses, if any.

(2)
In July 2015, the Partnership acquired the office property collateral and $2,521 cash collateral and received $1,400 in full settlement of its claim against the borrower. During the nine months ended September 30, 2015 and 2014, the Partnership recognized $0 and $1,284 of interest income relating to the impaired loan, respectively.

(3)
In April 2015, the Partnership acquired the office property from the borrower. During the nine months ended September 30, 2015, the Partnership recognized $14 of interest income relating to the impaired loan.

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
The Partnership's financing receivables operated within one class of financing receivables as these assets (1) were collateralized by commercial real estate and (2) similar metrics were used to monitor the risk and performance of these assets. The Partnership uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience.

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

The Partnership's carrying value in NLS at September 30, 2015 and December 31, 2014 was $5,764 and $4,474, respectively. The Partnership recognized net income from NLS of $127 and $90 in equity in earnings from non-consolidated entities during the nine months ending September 30, 2015 and 2014, respectively. The Partnership contributed $1,623 to NLS during the nine months ended September 30, 2015. In addition, the Partnership received distributions of $460 and $662 from NLS during the nine months ended September 30, 2015 and 2014, respectively.

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

There were no non-recurring measurements from continuing operations during the nine months ended September 30, 2015.

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable (Level 3)	$—	$—	$15,448	$16,935

Liabilities
Debt (Level 3)	$496,224	$501,032	$465,318	$470,281

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

(6)    Mortgages and Notes Payable and Co-Borrower Debt

The Partnership had outstanding mortgages and notes payable of $327,874 and $328,351 as of September 30, 2015 and December 31, 2014, respectively. Interest rates, including imputed rates, ranged from 4.1% to 6.5% at September 30, 2015, 4.7% to 6.5% at December 31, 2014 and the mortgages and notes payable mature between 2016 and 2027. The weighted-average interest rate at September 30, 2015 and December 31, 2014 was approximately 4.9% and 5.0%, respectively.

In September 2015, Lexington, and the Partnership as co-borrower, entered into a new $905,000 unsecured credit agreement with KeyBank National Association as agent, which replaced Lexington's existing revolving credit facility and term loans. With lender approval, Lexington can increase the size of the new facility to an aggregate $1,810,000. A summary of the significant terms are as follows:

	Prior Maturity Date	New Maturity Date	Prior Interest Rate	Current Interest Rate
$400,000 Revolving Credit Facility(1)	02/2017	08/2019	LIBOR + 1.15%	LIBOR + 1.00%
$250,000 Term Loan(2)	02/2018	08/2020	LIBOR + 1.35%	LIBOR + 1.10%
$255,000 Term Loan(3)	01/2019	01/2021	LIBOR + 1.75%	LIBOR + 1.10%

(1)
Maturity date can be extended to 08/2020 at the Lexington's option. The interest rate ranges from LIBOR plus 0.85% to 1.55% (previously 0.95% to 1.725%). At September 30, 2015, the unsecured revolving credit facility had $73,000 outstanding, outstanding letters of credit of $10,000 and availability of $317,000 subject to covenant compliance.

(2)
The interest rate ranges from LIBOR plus 0.90% to 1.75% (previously 1.10% to 2.10%). Interest-rate swap agreements were previously entered into to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250,000 of outstanding LIBOR-based borrowings.

(3)
The interest rate ranges from LIBOR plus 0.90% to 1.75% (previously 1.50% to 2.25%). Interest-rate swap agreements were previously entered into to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

Lexington was in compliance with all applicable financial covenants contained in its corporate level debt agreements at September 30, 2015.
In accordance with the guidance of ASU 2013-04, the Partnership, as it is a co-borrower with Lexington, recognizes a proportion of the outstanding amounts of the above mentioned term loans and revolving credit facility as co-borrower debt in the accompanying unaudited condensed consolidated balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $168,350 and $136,967 as of September 30, 2015 and December 31, 2014, respectively. Changes in co-borrower debt are recognized in partners’ capital in the accompanying unaudited condensed consolidated statements of changes in partners’ capital.

Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments. In addition, certain mortgages are cross-collateralized and cross-defaulted.

(7)    Concentration of Risk

Subject to the terms of the partnership agreement, the Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2015 and 2014, the following tenants represented greater than 10% of rental revenues from continuing operations:

	2015	2014
SM Ascott LLC(1)	14.9%	16.1%
FC-Canal Ground Tenant LLC	12.7%	13.8%
AL-Stone Ground Tenant LLC	11.6%	12.6%

(1)	Tenancy was assigned from LG-39 Ground Tenant LLC in 2015.

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
As of December 31, 2014, the Partnership had an $8,250 outstanding related party loan owed to Lexington. The loan required interest only payments at a rate of 4.25%. The Partnership satisfied the loan during the nine months ended September 30, 2015. In addition, the Partnership had outstanding net advances owed to Lexington of $3,127 and $3,061 as of September 30, 2015 and December 31, 2014, respectively. The advances are payable on demand. Lexington earned distributions of $42,486 and $39,993 during the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, the Partnership issued 3,767,000 and 2,571,757 units, respectively, to Lexington to satisfy outstanding distributions and advances of $37,879 and $27,981, respectively.
The Partnership was allocated interest expense by Lexington, in accordance with the partnership agreement, relating to certain lending facilities of $9,150 and $7,336 for the nine months ended September 30, 2015 and 2014, respectively.
Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $6,633 and $5,640 for the nine months ended September 30, 2015 and 2014, respectively.
 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses of $691 and $743 for the nine months ended September 30, 2015 and 2014, respectively, for aggregate fees and reimbursements charged by the affiliate.
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
During 2010, the Partnership guaranteed $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030 (“Guaranteed Notes”) issued by Lexington. The Guaranteed Notes pay interest semi-annually in arrears and mature in January 2030. The holders of the Guaranteed Notes may require Lexington to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Guaranteed Notes are convertible by the holders under certain circumstances for cash, Lexington common shares or a combination of cash and common shares at Lexington's election. As of September 30, 2015, $12,400 original principal amount of Guaranteed Notes were outstanding.

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

(10)    Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2015 and 2014, the Partnership paid $21,001 and $20,284, respectively, for interest and $57 and $100, respectively, for income taxes.
(11)    Subsequent Events

Subsequent to September 30, 2015 and in addition to disclosures elsewhere in the unaudited condensed consolidated financial statements, the Partnership entered into an agreement for an office build-to-suit project in Charlotte, North Carolina, subject to a 15-year net lease at an 8.3% initial capitalization rate and 2.0% annual escalations, for a maximum commitment of $62,445 which is expected to be completed in the first quarter of 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms “the Partnership,” “we,” “us” and “our,” we mean Lepercq Corporate Income Fund L.P. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References to Lex GP are to our general partner, Lex GP-1 Trust, a Delaware statutory trust, and references to Lex LP are to Lex LP-1 Trust, a Delaware statutory trust, which hold together approximately 95.0% of our OP units. When we use the term “Lexington” or “LXP,” we mean Lexington Realty Trust and when we use the term “REIT” we mean real estate investment trust. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for the full year.

The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2015, which we refer to as our Annual Report. Historical results may not be indicative of future performance.

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

Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows totaled $27.9 million and $29.6 million during the nine months ended September 30, 2015 and 2014, respectively. The decrease was primarily due to a reduction in operating cash flows from properties sold in the third and fourth quarter of 2014 and the allocation of costs from Lexington, offset in part by operating cash flows generated from acquired properties in 2014. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements and loan interest payments from borrowers, (2) the payment of interest on mortgage debt and (3) operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash used in investing activities totaled $15.2 million and $4.3 million during the nine months ended September 30, 2015 and 2014, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties, principal payments received on loans receivable and distributions from non-consolidated entities in excess of accumulated earnings. Cash used in investing activities related primarily to capital expenditures on real estate properties, investments in real estate under construction, investments in non-consolidated entities, an increase in deferred leasing costs, an increase in escrow deposits and restricted cash and an investment in a loan receivable.

Net cash used in financing activities totaled $8.5 million and $30.2 million during the nine months ended September 30, 2015 and 2014, respectively. Cash used in financing activities was primarily attributable to distribution payments, redemption of OP units, an increase in deferred financing costs and debt payments. Cash provided by financing activities was primarily attributable to proceeds of mortgages and notes payable and related party advances, net.

Property Specific Debt. As of September 30, 2015 and December 31, 2014, we had $327.9 million and $328.4 million, respectively, of consolidated property specific debt outstanding. As of September 30, 2015, we had no property specific debt with related balloon payments maturing in 2015 and $15.0 million of property specific debt with related balloon payments maturing in 2016. If a mortgage is unable to be refinanced upon maturity, we will be dependent on LXP’s liquidity resources to satisfy such mortgage to avoid transferring the underlying property to the lender or selling the underlying property to a third party. During the nine months ended September 30, 2015, we obtained a $29.2 million non-recourse mortgage, which matures January 2025 and has a fixed interest rate of 4.1%.

Capital Recycling. We did not sell any properties during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we disposed of our interest in a property for a gross sales price of $41.0 million.

Results of Operations
Three months ended September 30, 2015 compared with the three months ended September 30, 2014. The increase in total gross revenues of $1.4 million is primarily attributable to an increase in rental revenue. The increase in rental revenue of $1.1 million was primarily due to revenue from newly acquired properties and a property expansion, offset in part by a loss in occupancy.
The increase in general and administrative expense of $0.5 million is primarily due to an increase in allocable costs from LXP.
The decrease in non-operating income of $0.9 million is primarily due to borrower defaults on loans receivable, coupled with the sale of a property in 2014 subject to a capital lease.
Discontinued operations represent properties sold during 2014 or held for sale at December 31, 2014. We did not have any discontinued operations during the three months ended September 30, 2015.
Nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. The increase in total gross revenues of $7.6 million is primarily attributable to an increase in rental revenue of $6.7 million and an increase in tenant reimbursements of $0.9 million. Rental revenue increased primarily due to revenue from newly acquired properties and a property expansion. The increase in tenant reimbursements relates to an increase in reimbursable property costs.
Depreciation and amortization increased $1.4 million primarily due to property acquisitions.
The increase in property operating expense of $2.1 million is primarily due to an increase in vacancy at certain properties and new leases and lease renewals providing that we are responsible for operating expenses.
The decrease in non-operating income of $2.5 million is primarily due to borrower defaults on loans receivable, coupled with the sale of a property in 2014 subject to a capital lease.
The increase in interest and amortization expense of $0.9 million was primarily due to the financing of a New York City land parcel acquired in 2014 and an increase in the allocation of interest from LXP, offset in part by a reduction in interest expense related to mortgages satisfied in 2015 and 2014.
Discontinued operations represent properties sold during 2014 or held for sale at December 31, 2014. We did not have any discontinued operations during the nine months ended September 30, 2015.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our fixed-rate debt and, to the extent we rely on LXP for liquidity, LXP’s variable-rate debt. As of September 30, 2015, we had $21.3 million of consolidated variable-rate co-borrower debt outstanding, which represented 4.3% of our long-term indebtedness. There was no variable-rate debt outstanding at September 30, 2014. During the three months ended September 30, 2015, our variable-rate indebtedness had a weighted-average interest rate of 1.3%. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2015, would have increased by approximately $66 thousand. During the nine months ended September 30, 2015 and 2014, our variable-rate indebtedness had a weighted-average interest rate of 1.3% and 1.4%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2015 and 2014 would have increased by approximately $140 thousand and $41 thousand, respectively.

As of September 30, 2015 and 2014, our consolidated fixed-rate debt, including co-borrower debt, was $475.0 million and $463.9 million, respectively, which represented 95.7% and 100.0%, respectively, of our total long-term indebtedness, respectively.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of September 30, 2015 and is indicative of the interest rate environment as of September 30, 2015, and does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt, including co-borrower debt, was $479.8 million as of September 30, 2015.

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

10.1	—
Credit Agreement, dated as of September 1, 2015, among Lexington, the Partnership, jointly and severally as borrowers, and each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section 12.5 therein, and KeyBank National Association, as agent (filed as Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed September 1, 2015)(1)

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

(4)
The following materials are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) the Unaudited Condensed Consolidated Statements of Changes in Partners' Capital for the nine months ended September 30, 2015 and 2014; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lepercq Corporate Income Fund L.P.
		By:	Lex GP-1 Trust, its General Partner

Dated:	November 6, 2015	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
President (principal executive officer)

Dated:	November 6, 2015	By:	/s/ Patrick Carroll
Patrick Carroll
Vice President (principal financial officer and principal accounting officer)