Form 10-K
period 2015-12-31
LEPERCQ CORPORATE INCOME FUND L P
filed 2016-02-25
CIK 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in Lexington Realty Trust's Definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on May 17, 2016, is incorporated by reference in this Annual Report on Form 10-K in response to Part III, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I.

Introduction

When we use the terms “LCIF,” the “Company,” “we,” “us” and “our,” we mean Lepercq Corporate Income Fund L.P. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company or only the parent company and consolidated entities. All interests in properties are held, and all property operating activities are conducted, through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries, which are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes. Assets and credit of a property owner subsidiary or lender subsidiary are not available to satisfy the debt and other obligations of any other person, including any other property owner subsidiary or lender subsidiary or any other affiliate.
References herein to this Annual Report are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2015. When we use the term “Lexington” or “LXP,” we mean Lexington Realty Trust and when we use the term “REIT” we mean real estate investment trust. All references to “LCIF II” in this Annual Report mean Lepercq Corporate Income Fund II L.P., which was merged with and into us on December 30, 2013. Except as otherwise expressly provided herein, information presented in this Annual Report reflects the combined operations of us and LCIF II as if the merger of LCIF II with and into us occurred as of the earliest date. References to “OP units” or similar references refer to units of limited partner interests in LCIF and/or LCIF II, as applicable. All references to 2015, 2014 and 2013 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2015, December 31, 2014 and December 31, 2013, respectively.
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

Lexington is the sole equity owner of (1) Lex GP and (2) Lex LP-1 Trust, or Lex LP, a Delaware statutory trust.  Lexington, through Lex GP and Lex LP, holds, as of December 31, 2015, approximately 96.0% of our outstanding OP units. Our remaining OP units are beneficially owned by E. Robert Roskind, Chairman of Lexington, and certain non-affiliated investors. As the sole equity owner of our general partner, Lexington has the ability to control all of our day-to-day operations subject to the terms of our partnership agreement. Our core assets primarily consist of general purpose, single-tenant office and industrial assets and land investments subject to long-term leases, in well-located and growing markets or critical to the tenant's business. A majority of these properties and all land interests are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs.
As of December 31, 2015, we had equity ownership interests in approximately 44 consolidated real estate properties, located in 26 states and containing an aggregate of approximately 8.6 million square feet of space, approximately 89.1% of which was leased.
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
On December 30, 2013, LCIF II was merged with and into us, and we were the surviving entity. Following the merger, (1) all properties owned by LCIF II were then owned by us and (2) all LCIF II OP units were exchanged for our OP units or cash. As of December 31, 2015, we had approximately 3.4 million OP units in the aggregate outstanding (not including those owned by Lexington).
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

From time to time, in connection with the conduct of our business and generally upon acquisition of a property and prior to surrender by a tenant, the property owner subsidiary authorizes the preparation of a Phase I and, when recommended, a Phase II environmental report with respect to its properties. As of December 31, 2015, based upon management's ongoing review of the properties in which we have an interest, management is not aware of any environmental condition with respect to any of these properties, which would be reasonably likely to have a material adverse effect on us. There can be no assurance, however, that (1) the discovery of environmental conditions, which were previously unknown, (2) changes in law, (3) the conduct of tenants or (4) activities relating to properties in the vicinity of the properties in which we have an interest, will not expose us to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the tenants of properties in which we have an interest.

Summary of 2015 Transactions and Recent Developments

The following summarizes certain of our transactions in 2015:

Acquisitions/Investments. With respect to acquisitions/investments, we:

–	acquired an industrial facility in Richland, Washington for $152.0 million, which is subject to a 20-year net lease;

–	commenced funding an office build-to-suit project in Charlotte, North Carolina for a total cost of $62.4 million;

–	completed the expansion of the Byhalia, Mississippi property for a total cost of $14.3 million; and

–	foreclosed on two properties underlying loan investments of $12.3 million, acquiring the vacant properties and corresponding escrow deposits.
Leasing. Our property owner subsidiaries entered into 21 new leases and lease extensions encompassing 1.3 million square feet of space.
Financing. With respect to financing activities, we:

–	satisfied $28.6 million of property non-recourse mortgage debt with a weighted-average interest rate of 5.5%;

–	obtained an aggregate of $139.2 million in non-recourse mortgage financing with a weighted-average fixed interest rate of 4.0%;

–	with Lexington, entered into a $905.0 million unsecured credit facility, which replaced our existing $400.0 million revolving line of credit, $255.0 million term loan and $250.0 million term loan; and

–	borrowed, with Lexington, $177.0 million, net, under our revolving line of credit.

Capital. With respect to capital activities, we:

–	issued an aggregate of 12.6 million OP units to Lexington at a value of $112.3 million to primarily satisfy outstanding advances and distribution obligations to them.

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
Certain of our leases may permit tenants to terminate the leases to which they are a party.
Certain of our leases contain tenant termination options that permit the tenants to terminate their leases.  While these termination options generally require a termination payment by the tenants, in most cases, the termination payments are generally less than the total remaining expected rental revenue. In addition, we will be responsible for 100% of the operating costs following the termination by any such tenant, and we will incur releasing costs.
Our ability to fully control the maintenance of our net-leased properties may be limited.
The tenants of our net-leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance or other liabilities once the property is no longer leased. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially-troubled tenant may be more likely to defer maintenance, and it may be more difficult to enforce our available remedies against such a tenant.
Our tenants' ability to successfully operate their business may affect their ability to pay rent and maintain their leased property.
To the extent that tenants are unable to operate the property on a financially successful basis, their ability to pay rent to us may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not always ascertain or forestall deterioration, either in the condition of a property or in the financial circumstances of a tenant.
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
We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on GAAP, which include a variety of factors such as market conditions, the status of significant leases, the financial condition of major tenants and other factors that could affect the cash flow or value of an investment. Based on this evaluation, we may from time to time take non-cash impairment charges, which would reduce our net income. These impairments could have a material adverse effect on our financial condition and results of operations.
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
In 2015, we foreclosed on vacant office properties in Westmont, Illinois and Southfield, Michigan that were collateral for certain loans we held.

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
We are a co-borrower or guarantor of certain of Lexington’s corporate level debt. Lexington has used derivatives to hedge certain of these liabilities and we and Lexington currently are parties to interest rate swap agreements with third parties. As of December 31, 2015, we and Lexington have aggregate interest rate swap agreements on $505.0 million of borrowings. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.

There may be conflicts of interest among Lexington, E. Robert Roskind and us.
Lexington, in addition to controlling our general partner, controls our largest holder of OP units. E. Robert Roskind, Lexington’s Chairman, beneficially owns a significant number of OP units. As a result, Lexington and Mr. Roskind may face different and more adverse tax consequences if we sell our interests in certain properties or reduce mortgage indebtedness on certain properties even if it would be beneficial to holders of our debt or debt we guarantee, who we refer to as our debt security holders. Lexington and Mr. Roskind may, therefore, have different objectives than us and our debt security holders regarding the appropriate pricing and timing of any sale of such properties or reduction of mortgage debt. In addition, an affiliate of Mr. Roskind arranges real estate asset financings using funds raised from immigrant investors in accordance with the fifth preference employment-based immigration program administered by the U.S. Citizenship and Immigration Services. We are exploring a financing with Mr. Roskind's affiliate on a non-binding basis. Our partnership agreement does not contain any provisions regarding conflicts of interest. Furthermore, Mr. Roskind beneficially owns a majority of the OP units consisting of special limited partner interests, which entitles Mr. Roskind to rights not afforded other holders of OP units.
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
We have a substantial amount of debt and we guarantee a substantial amount of Lexington's debt. We refer to our debt and guarantees as “debt,” “debt securities” or “indebtedness” in the remainder of this Item 1A. “Risk Factors.” We have incurred, and may continue to incur, direct and indirect indebtedness in furtherance of our activities. Our partnership agreement does not limit the total amount of indebtedness that we may incur, and accordingly, we could become even more highly leveraged. As of December 31, 2015, our total consolidated indebtedness was approximately $638.6 million, including co-borrowed debt. While our debt financing sources are generally dependent on Lexington, Lexington had approximately $223.0 million available at December 31, 2015, under its principal credit agreement, subject to covenant compliance, of which we are a co-borrower.
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
We are generally dependent on Lexington for debt financing sources. As a co-borrower on or guarantor of certain of Lexington’s debt, we have exposure to market risks relating to increases in interest rates on Lexington’s variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our earnings. As of December 31, 2015, $177.0 million was outstanding in consolidated variable-rate indebtedness on Lexington's unsecured revolving credit facility that was not subject to an interest rate swap agreement, our share of which was $52.2 million, which was reflected as co-borrower debt. In addition, Lexington has a $250.0 million unsecured term loan which matures August 2020 and a $255.0 million unsecured term loan which matures January 2021 that are LIBOR indexed, our share of which was $73.7 million and $75.2 million, respectively, both of which are reflected as co-borrower debt. The term loans are subject to interest rate swap agreements through February 2018 and January 2019, respectively. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness may increase if we are required to refinance our fixed-rate indebtedness upon maturity at higher interest rates.
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
As of December 31, 2015, the consolidated scheduled balloon payments, for the next five calendar years, are as follows ($ in millions):

Year	Non-Recourse Property-Specific Balloon Payments	Co-Borrower Debt Balloon Payments
2016	$15.0	$—
2017	$8.7	$—
2018	$—	$—
2019	$31.8	$52.2
2020	$18.4	$73.7

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
A significant number of the properties in which we have an interest are subject to non-recourse mortgages, which generally provide that a lender's only recourse upon an event of default is to foreclose on the property. In the event these properties are conveyed via foreclosure to the lenders thereof, we would lose all of our interest in these properties and any future opportunities to re-tenant these properties. The loss of a significant number of properties to foreclosure or bankruptcy could adversely affect our financial condition and results of operations, relationships with lenders and ability to obtain additional financing in the future.
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
As of December 31, 2015, we are the only co-borrower or guarantor of Lexington’s unsecured indebtedness.  In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, holders of any such subsidiary’s debt, including trade creditors, will generally be entitled to payment of their claims from the assets of such subsidiaries before any assets are made available for distribution to Lexington or us.
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

Item 2. Properties

Properties

General.  As of December 31, 2015, we had equity ownership interests in approximately 44 consolidated real estate properties, located in 26 states and encompassing 8.6 million square feet, 89.1% of which was leased. The properties in which we have an equity interest are leased to tenants in various industries, including service, finance/insurance, technology, consumer products and education.

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

Ground Leases. Certain of the properties in which we have an interest are subject to long-term ground leases where either the tenant of the building on the property or a third party owns and leases the underlying land to the property owner subsidiary. For certain of the properties held under a ground lease, the ground lessee has a purchase option. At the end of these long-term ground leases, unless extended or the purchase option is exercised, the land together with all improvements thereon reverts to the landowner.

Property Specific Debt. As of December 31, 2015, we had $437.5 million of consolidated mortgage debt outstanding. As of December 31, 2015, we had $15.0 million and $8.7 million of related balloon payments maturing in 2016 and 2017, respectively.

Property Charts. The following table lists our consolidated properties by type, their locations, the primary tenant/guarantor, the net rentable square feet, the expiration of the primary lease term and percent leased, as applicable, as of December 31, 2015.

LEPERCQ CORPORATE INCOME FUND L.P. CONSOLIDATED PORTFOLIO
PROPERTY CHART
As of December 31, 2015

Property Location	City	State	Primary Tenant ( Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
2415 U.S. Hwy 78 East	Moody	AL	Michelin North America, Inc.	Industrial	595,346	12/31/2019	100%
2211 South 47th St.	Phoenix	AZ	Avnet, Inc.	Office	176,402	2/28/2023	100%
3030 North 3rd St.	Phoenix	AZ	CopperPoint Mutual Insurance Company	Office	252,400	12/31/2032	100%
26210 & 26220 Enterprise Court	Lake Forest	CA	Apria Healthcare, Inc. (Apria Healthcare Group, Inc.)	Office	100,012	1/31/2022	100%
2706 Media Center Dr.	Los Angeles	CA	Bank of America National Association	Office	82,526	3/31/2025	100%
9201 E. Dry Creek Rd	Centennial	CO	Arrow Electronics, Inc.	Office	128,500	9/30/2017	100%
1315 West Century Dr.	Louisville	CO	Global Healthcare Exchange, Inc. (Global Healthcare Exchange, LLC)	Office	106,877	4/30/2027	100%
100 Barnes Rd.	Wallingford	CT	3M Company	Office	44,400	6/30/2018	100%
5600 Broken Sound Blvd.	Boca Raton	FL	Canon Solutions America, Inc. (Océ -USA Holding, Inc.)	Office	143,290	2/14/2020	100%
4200 Northcorp Pkwy.	Palm Beach Gardens	FL	Multi-tenanted	Multi-tenanted/ Office	95,065	Various	100%
4400 Northcorp Pkwy.	Palm Beach Gardens	FL	The Weiss Group, LLC	Office	18,500	4/30/2022	100%
3102 Queen Palm Dr.	Tampa	FL	Time Customer Service, Inc. (Time Incorporated)	Industrial	229,605	6/30/2020	100%
832 N. Westover Blvd.	Albany	GA	Gander Mountain Company	Retail	45,554	11/30/2028	100%
King St./1042 Fort St. Mall	Honolulu	HI	Multi-tenanted	Multi-tenanted/ Office	77,459	Various	63%
7500 Chavenelle Rd.	Dubuque	IA	The McGraw-Hill Companies, Inc.	Industrial	330,988	6/30/2017	100%
231 Martingale Rd.	Schaumburg	IL	CEC Educational Services, LLC (Career Education Corporation)	Office	317,198	12/31/2022	100%
700 Oakmont Ln.	Westmont	IL	(Available for Lease)	Multi-tenanted/Office	269,715	N/A	0%
5200 Metcalf Ave.	Overland Park	KS	Swiss Re America Holding Corporation / Westport Insurance Corporation	Office	320,198	12/22/2018	100%
4455 American Way	Baton Rouge	LA	New Cingular Wireless PCS, LLC	Office	70,100	10/31/2017	100%
33 Commercial St.	Foxborough	MA	Kennedy-Donovan Center, Inc.	Multi-tenanted/ Office	160,719	2/28/2017	5%
1601 Pratt Ave.	Marshall	MI	Autocam Corporation	Industrial	58,707	12/31/2023	100%
26555 Northwestern Hwy.	Southfield	MI	(Available for Lease)	Multi-tenanted/ Office	359,645	N/A	0%
549 Wingo Rd.	Byhalia	MS	Asics America Corporation (Asics Corporation)	Industrial	855,878	3/31/2030	100%
7670 Hacks Cross Rd.	Olive Branch	MS	MAHLE Aftermarket Inc. (MAHLE Industries, Incorporated)	Industrial	268,104	2/28/2023	100%
250 Swathmore Ave.	High Point	NC	Steelcase Inc.	Industrial	244,851	9/30/2017	100%
671 Washburn Switch Rd.	Shelby	NC	Clearwater Paper Corporation	Industrial	673,518	5/31/2031	100%
1237 W. Sherman Ave.	Vineland	NJ	HealthSouth Rehabilitation Hospital of South Jersey, LLC (HealthSouth Corporation)	Specialty	39,287	2/28/2043	100%
350 and 370-372 Canal St.	New York	NY	FC-Canal Ground Tenant LLC	Land	N/A	10/31/2112	100%
309-313 West 39th St.	New York	NY	SM Ascott LLC	Land	N/A	10/31/2112	100%
8-12 Stone St.	New York	NY	AL-Stone Ground Tenant LLC	Land	N/A	10/31/2112	100%
15 West 45th St.	New York	NY	ZE-45 Ground Tenant LLC	Land	N/A	10/31/2113	100%
191 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	Industrial	250,410	5/31/2017	100%
200 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	Industrial	400,522	5/31/2017	100%
6910 S. Memorial Hwy.	Tulsa	OK	Toys "R" Us, Inc. / Toys “R” Us-Delaware, Inc.	Retail	43,123	5/31/2026	100%
250 Rittenhouse Circle	Bristol	PA	Northtec LLC (The Estée Lauder Companies Inc.)	Industrial	241,977	11/30/2026	100%
1460 Tobias Gadsen Blvd.	Charleston	SC	Hagemeyer North America, Inc.	Office	50,076	7/8/2016	100%
2210 Enterprise Dr.	Florence	SC	Caliber Funding, LLC	Multi-tenanted/ Office	176,557	6/30/2018	28%
3476 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	Office	169,083	5/31/2024	100%
3480 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	Office	169,218	5/31/2024	100%
477 Distribution Pkwy.	Collierville	TN	Federal Express Corporation / FedEx Techconnect, Inc.	Industrial	126,213	5/31/2021	100%
4001 International Pkwy.	Carrollton	TX	Motel 6 Operating, LP	Office	138,443	12/31/2025	100%
2050 Roanoke Rd.	Westlake	TX	TD Auto Finance LLC (2016) / Charles Schwab & Co., Inc. (2021)	Office	130,199	9/30/2021	100%
13651 McLearen Rd.	Herndon	VA	United States of America	Office	159,644	5/30/2018	100%
2800 Polar Way	Richland	WA	Preferred Freezer Services of Richland LLC (Preferred Freezer Services, LLC and Preferred Freezer Services Operating, LLC)	Industrial	456,412	8/31/2035	100%
			Consolidated Portfolio Total		8,576,721		89.1%

The 2015 net effective annual cash rent for the consolidated portfolio as of December 31, 2015 was $7.97 per square foot, excluding land investments, and the weighted-average remaining lease term was 26.1 years or 11.8 years when adjusted to reflect the term of New York, NY land leases to the first purchase option date.

The following chart sets forth certain information regarding lease expirations for the next ten years in our consolidated portfolio:

Year	Number of Lease Expirations	Square Feet	Annual Rent ($000)	Percentage of Annual Rent
2016	33	97,658	$1,981	1.7%
2017	15	1,442,237	7,988	6.8%
2018	8	588,887	10,099	8.6%
2019	6	629,487	1,962	1.7%
2020	3	385,188	3,759	3.2%
2021	2	256,412	2,474	2.1%
2022	4	454,358	5,826	4.9%
2023	5	551,171	4,162	3.5%
2024	2	338,301	3,974	3.4%
2025	2	200,766	3,136	2.7%

The following chart sets forth the 2015 annual GAAP base rent ($000's) based on the credit rating of our consolidated tenants at December 31, 2015(1):

	GAAP Base Rent	Percentage
Investment Grade	$33,247	28.2%
Non-investment Grade	5,794	4.9%
Unrated	78,806	66.9%
	$117,847	100.0%
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

Holders. As of February 23, 2016, we had approximately 326 holders of record of OP units.

Distributions. Since our formation in 1986, we have made quarterly distributions without interruption.

The weighted-average distributions per OP unit paid in each quarter for the last two years are as follows:

Quarters Ended	2015	2014
March 31,	$0.20	$0.20
June 30,	$0.21	$0.20
September 30,	$0.20	$0.21
December 31,	$0.22	$0.20

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

Recent Sales of Unregistered Securities. During 2015, we issued approximately 12.6 million in the aggregate OP units to Lexington to satisfy distributions and advances of $112.3 million. These OP units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated summary financial data as of, and for each of the years ended December 31, 2015, 2014, 2013, 2012 and 2011. Our selected historical financial data is qualified in its entirety by reference to, and should be read in conjunction with, the “Risk Factors” section included elsewhere in this Annual Report, our consolidated financial statements and notes thereto included elsewhere in this Annual Report, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included elsewhere in this Annual Report for additional information.

On December 30, 2013, LCIF II was merged with and into us, and we were the surviving entity. Except as otherwise expressly provided herein, information presented in this Annual Report reflects the combined operations of us with LCIF II as if the merger of LCIF II with and into us occurred as of the earliest date.

The consolidated balance sheet information as of December 31, 2015, 2014, 2013, 2012 and 2011 and the consolidated statement of operations information and the consolidated statement of cash flows information for the five years ended December 31, 2015 has been derived from our historical consolidated financial statements which have been audited by KPMG LLP, an independent registered public accounting firm.

	Years ended December 31,
(in thousands, except per unit data and ratios)	2015	2014	2013	2012	2011

Total gross revenues	$128,001	$118,133	$74,871	$60,553	$57,753
Expenses applicable to revenues	(47,697)	(42,387)	(35,589)	(33,076)	(32,855)
Interest and amortization expense	(29,269)	(28,267)	(13,111)	(14,054)	(14,421)
Income from continuing operations	42,315	40,738	9,177	12,164	14,504
Total discontinued operations	—	18,811	4,523	(1,422)	(9,708)
Net income	42,315	59,549	13,700	10,742	4,796
Income from continuing operations per unit	0.58	0.59	0.17	0.32	0.40
Income (loss) from discontinued operations per unit	—	0.28	0.09	(0.04)	(0.27)
Net income per unit	0.58	0.87	0.26	0.28	0.13
Cash distributions per weighted-average unit (rounded)	0.84	0.82	0.87	0.90	0.82
Net cash provided by operating activities	38,410	38,049	43,272	37,720	43,676
Net cash used in investing activities	(179,408)	(7,806)	(285,645)	(56,530)	(6,516)
Net cash provided by (used in) financing activities	151,800	(35,079)	248,190	6,984	(35,632)
Ratio of earnings to fixed charges	2.43	2.43	1.70	1.87	1.92

	As of December 31,
(in thousands)	2015	2014	2013	2012	2011

Real estate assets, net, including real estate - intangible assets	$1,005,505	$849,969	$829,484	$567,153	$542,097
Loans receivable, net	—	15,448	19,220	56,208	59,749
Total assets	1,136,819	948,079	914,439	675,697	665,114
Mortgages and notes payable, including discontinued operations	437,492	328,351	339,179	204,664	290,184
Co-borrower debt	201,106	136,967	91,551	50,986	13,451
Partners' capital	461,657	432,041	448,067	216,544	200,047

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

Our purpose includes the conduct of any business that may be conducted lawfully by a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act, except that our partnership agreement requires business to be conducted in such a manner that will permit LXP to continue to be classified as a REIT under Sections 856 through 860 of the Code, unless LXP ceases to qualify as a REIT for reasons other than the conduct of our business. On December 30, 2013, LCIF II was merged with and into us, and we were the surviving entity. Except as otherwise expressly provided herein, information presented in this Annual Report reflects the combined operations of us with LCIF II as if the merger of LCIF II with and into us occurred as of the earliest date.

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

LXP, through Lex GP and Lex LP, holds, as of December 31, 2015, 96.0% of our outstanding OP units. Our remaining OP units are beneficially owned by E. Robert Roskind, Chairman of LXP, and certain non-affiliated investors. As the sole equity owner of our general partner, LXP has the ability to control all of our day-to-day operations, subject to the terms of our partnership agreement.

 Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates. However, our main objectives are to meet our distribution obligations and our obligations to allocate non-recourse liabilities to our partners and to operate consistent with Lexington's REIT status as required by the LCIF partnership agreement.

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

Cash flows from operations as reported in the Consolidated Statements of Cash Flows totaled $38.4 million, $38.0 million and $43.3 million for 2015, 2014 and 2013, respectively. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements and loan interest payments from borrowers, and (2) the payment of interest on mortgage debt and operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program. Cash flows from operations are also impacted by the level of acquisition volume and sales of properties.

Net cash used in investing activities totaled $179.4 million, $7.8 million and $285.6 million in 2015, 2014 and 2013, respectively. Cash used in investing activities related primarily to investments in real estate properties and co-investment programs, and an increase in deferred leasing costs, deposits and restricted cash. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of loans receivable, distributions from non-consolidated entities in excess of accumulated earnings and changes in escrow deposits and restricted cash. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $151.8 million, $(35.1) million and $248.2 million in 2015, 2014 and 2013, respectively. Cash provided by financing activities was primarily attributable to net proceeds from non-recourse mortgages, co-borrower debt, issuance of OP units and related party advances, net. Cash used by financing activities was primarily attributable to distribution payments, redemption of OP units, debt payments and an increase in deferred financing costs.

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

As of December 31, 2015, we had a total of approximately 3.4 million aggregate OP units outstanding other than OP units held by LXP.

In recent years, few sellers of real estate have been seeking OP units as a form of consideration. Therefore, the number of OP units not owned, directly or indirectly, by LXP that will be outstanding in the future may decrease as such OP units are redeemed for LXP common shares.

Property Specific Debt. As of December 31, 2015 and 2014, we had $437.5 million and $328.4 million, respectively, of consolidated property specific debt outstanding. As of December 31, 2015, we had $15.0 million and $8.7 million of property specific debt with related balloon payments maturing in 2016 and 2017, respectively. If a mortgage is unable to be refinanced upon maturity, we will be dependent on LXP’s liquidity resources to satisfy such mortgage to avoid transferring the underlying property to the lender or selling the underlying property to a third party.

In the event that the estimated property value is less than the mortgage balance, as the mortgages encumbering the properties in which we have an interest are generally non-recourse to us and the property owner subsidiaries, a property owner subsidiary may, if appropriate, satisfy a mortgage obligation by transferring the title of the property to the lender or permitting a lender to foreclose. There are significant risks associated with conveying properties to lenders through foreclosure which are described in "Risk Factors" included elsewhere or incorporated by reference in this Annual Report.

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

Capital Recycling. Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. We did not sell any properties in 2015. During 2014, we disposed of our interests in properties for a gross disposition price of $52.6 million. The net proceeds received from the dispositions were primarily used to retire indebtedness and make new investments.

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

Results of Operations
Year ended December 31, 2015 compared with the year ended December 31, 2014. The increase in total gross revenues in 2015 of $9.9 million is primarily attributable to an increase in rental revenue of $8.4 million and an increase in tenant reimbursements of $1.5 million. The increase in rental revenue was primarily due to new property acquisition/expansion revenue of $7.4 million. The increase in tenant reimbursements relates to an increase in reimbursable property operating costs.
Depreciation and amortization increased by $3.0 million primarily due to property acquisitions.
The increase in property operating expense of $2.3 million was primarily due to an increase in vacancy at certain properties and new leases and lease renewals, where we are now responsible for operating expenses.
The increase in general and administrative expense of $0.9 million was primarily due to an increase in allocable costs from LXP, offset by a reduction in professional fees.
Non-operating income decreased by $2.4 million primarily due to borrower defaults on loans receivable, coupled with the sale of a property in 2014 subject to a capital lease.
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
The loan loss in 2014 relates to a $2.5 million loan loss recognized on a loan receivable collateralized by an office property in Southfield, Michigan. In 2015, we foreclosed on and acquired the office property.
The impairment loss in 2015 of $0.8 million related to an impairment on a parcel of land in Clive, Iowa.
 Discontinued operations represent properties sold during 2014 as we did not sell any properties in 2015. The decrease in total income from discontinued operations of $18.8 million is primarily due to the adoption of ASU 2014-08, which was effective January 1, 2015 and resulted in no longer including property sales in discontinued operations after December 31, 2014 except for properties sold that represent a strategic shift in operations.
The decrease in net income of $17.2 million was primarily due to the items discussed above.
Year ended December 31, 2014 compared with the year ended December 31, 2013. The increase in total gross revenues in 2014 of $43.3 million is primarily attributable to an increase in rental revenue of $40.0 million and an increase in tenant reimbursements of $3.2 million. The increase in rental revenue was primarily due to new property acquisition revenue of $40.6 million. The increase in tenant reimbursements related to an increase in reimbursable property operating costs.
Depreciation and amortization increased by $3.4 million primarily due to property acquisitions.
The increase in property operating expense of $3.4 million was primarily due to operating expenses incurred at a newly acquired property.
The increase in general and administrative expense of $2.9 million was primarily due to an increase in allocable costs from LXP.

Non-operating income decreased by $0.5 million primarily due to reduced interest income earned on the loan receivable portfolio.
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
The gain on sale of financial assets of $0.8 million in 2014 was due to the gain recognized on the sale of an office property classified as a capital lease.
The loan loss in 2014 related to a $2.5 million loan loss recognized on our loan receivable collateralized by an office property in Southfield, Michigan. The loan loss in 2013 related to a $13.9 million loan loss recognized on our loan receivable collateralized by an office property in Westmont, Illinois.
 Discontinued operations represented properties sold or held for sale. The increase in total income from discontinued operations of $14.3 million was primarily due to an increase in gains on sales of properties of $6.9 million and a decrease in impairment charges of $10.0 million, offset in part by a decrease in debt satisfaction gains, net, of $1.7 million and a $1.0 million decrease in income from discontinued operations.
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
Off-Balance Sheet Arrangements
We are co-borrowers or guarantors of corporate borrowing facilities and debt securities of LXP. In addition, we, from time to time, guarantee certain tenant improvement allowances and lease commissions on behalf of subsidiaries when required by the related tenant or lender. However, we do not believe these guarantees are material to us, as the obligations under and risks associated with such guarantees are priced into the rent under the lease or the value of the property.

Contractual Obligations

The following summarizes our principal contractual obligations as of December 31, 2015 ($000's)(1):

	2016	2017	2018	2019	2020	2021 and Thereafter	Total
Mortgages and notes payable(2)	$16,533	$10,369	$1,765	$33,350	$19,557	$355,918	$437,492
Mortgages and notes interest payable	19,619	19,434	19,098	17,904	16,073	84,725	176,853
Operating lease obligations(3)	307	299	260	260	260	2,770	4,156
Co-borrower debt(4)	—	—	—	52,193	73,719	75,194	201,106
	$36,459	$30,102	$21,123	$103,707	$109,609	$518,607	$819,607

(1)	Excludes related party advances, which are due upon demand.

(2)	Includes balloon payments.

(3)	Includes ground lease payments. Amounts disclosed do not include rents that adjust to fair market value.

(4)	We are co-borrowers with Lexington under a revolving credit facility and term loans. We are allocated a portion of this debt in accordance with our partnership agreement.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates primarily to our fixed-rate debt and, to the extent we rely on LXP for liquidity, LXP’s variable-rate debt. As of December 31, 2015, we had $52.2 million of variable-rate co-borrower debt on our consolidated balance sheet, which represented 8.2% of total long-term indebtedness. As of December 31, 2014, we had no variable-rate debt outstanding. During 2015 and 2014, our variable-rate indebtedness had a weighted-average interest rate of 1.5% and 1.4%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2015 and 2014 would have been increased by approximately $262 thousand and $42 thousand, respectively.

As of December 31, 2015 and 2014, our consolidated fixed-rate debt, including co-borrower debt, was $586.4 million and $465.3 million, respectively, which represented 91.8% and 100.0% of total long-term indebtedness, respectively.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of December 31, 2015 and is indicative of the interest rate environment as of December 31, 2015, and does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt, including co-borrower debt, was $598.6 million.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

LEPERCQ CORPORATE INCOME FUND L.P. CONSOLIDATED ANNUAL FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Partners
Lepercq Corporate Income Fund L.P.:

We have audited the accompanying consolidated balance sheets of Lepercq Corporate Income Fund L.P. and subsidiaries (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lepercq Corporate Income Fund L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
February 25, 2016

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except unit data)
As of December 31,

	2015	2014
Assets:
Real estate, at cost	$1,061,606	$910,113
Real estate - intangible assets	189,700	165,940
Investment in real estate under construction	9,223	—
	1,260,529	1,076,053
Less: accumulated depreciation and amortization	255,024	226,084
Real estate, net	1,005,505	849,969
Cash and cash equivalents	19,130	8,328
Restricted cash	2,457	1,614
Investment in and advances to non-consolidated entities	5,924	4,736
Deferred expenses (net of accumulated amortization of $7,140 in 2015 and $5,095 in 2014)	14,352	13,960
Loans receivable, net	—	15,448
Rent receivable - current	801	551
Rent receivable - deferred	87,150	51,215
Other assets	1,500	2,258
Total assets	$1,136,819	$948,079

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable	$437,492	$328,351
Co-borrower debt	201,106	136,967
Related party advances, net	3,232	11,311
Accounts payable and other liabilities	5,503	11,722
Accrued interest payable	942	1,158
Deferred revenue - including below market leases (net of accumulated accretion of $3,148 in 2015 and $2,996 in 2014)	5,306	5,219
Distributions payable	17,214	16,599
Prepaid rent	4,367	4,711
Total liabilities	675,162	516,038

Commitments and contingencies
Partners' capital	461,657	432,041
Total liabilities and partners' capital	$1,136,819	$948,079

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except unit data)
Years ended December 31,

	2015	2014	2013
Gross revenues:
Rental	$117,847	$109,455	$69,417
Tenant reimbursements	10,154	8,678	5,454
Total gross revenues	128,001	118,133	74,871
Expense applicable to revenues:
Depreciation and amortization	(30,651)	(27,649)	(24,286)
Property operating	(17,046)	(14,738)	(11,303)
General and administrative	(8,541)	(7,691)	(4,782)
Non-operating income	531	2,927	3,431
Interest and amortization expense	(29,269)	(28,267)	(13,111)
Debt satisfaction charges, net	(33)	(357)	(1,560)
Gain on sale of financial asset	—	831	—
Loan losses	—	(2,500)	(13,939)
Impairment loss	(787)	—	—
Income before provision for income taxes, equity in earnings (losses) of non-consolidated entities and discontinued operations	42,205	40,689	9,321
Provision for income taxes	(48)	(80)	(56)
Equity in earnings (losses) of non-consolidated entities	158	129	(88)
Income from continuing operations	42,315	40,738	9,177
Discontinued operations:
Income from discontinued operations	—	882	1,850
Provision for income taxes	—	(15)	(26)
Debt satisfaction gains, net	—	—	1,709
Gains on sales of properties	—	17,944	11,027
Impairment charges	—	—	(10,037)
Total discontinued operations	—	18,811	4,523
Net income	$42,315	$59,549	$13,700
Income per unit:
Income from continuing operations	$0.58	$0.59	$0.17
Income from discontinued operations	—	0.28	0.09
Net income	$0.58	$0.87	$0.26
Weighted-average units outstanding	72,615,795	68,758,733	52,728,387

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
($000, except unit amounts)
Year ended December 31,

	Units	Partners' Capital
Balance December 31, 2012	44,131,032	$216,544
Changes in co-borrower debt	—	7,435
Issuance of units	26,823,469	320,914
Redemption of units	(2,673,799)	(64,739)
Distributions	—	(45,787)
Net Income	—	13,700
Balance December 31, 2013	68,280,702	448,067
Changes in co-borrower debt	—	(45,416)
Issuance of units	2,571,757	27,981
Redemption of units	(170,193)	(1,962)
Distributions	—	(56,178)
Net Income	—	59,549
Balance December 31, 2014	70,682,266	432,041
Changes in co-borrower debt	—	(64,139)
Issuance of units	12,559,130	112,286
Distributions	—	(60,846)
Net Income	—	42,315
Balance December 31, 2015	83,241,396	$461,657

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Year ended December 31,

	2015	2014	2013
Cash flows from operating activities:
Net income	$42,315	$59,549	$13,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,145	29,187	27,535
Gains on sales of properties	—	(17,944)	(11,027)
Gain on sale of financial asset	—	(831)	—
Debt satisfaction (gains) charges, net	33	27	(1,739)
Impairment charges and loan losses	787	2,500	23,976
Straight-line rents	(35,962)	(34,146)	(7,804)
Other non-cash income, net	(2,190)	(1,510)	(2,241)
Equity in (earnings) losses of non-consolidated entities	(158)	(129)	88
Distributions of accumulated earnings from non-consolidated entities	150	15	—
Increase in accounts payable and other liabilities	1,129	(1,892)	174
Change in rent receivable and prepaid rent, net	(316)	284	1,678
Change in accrued interest payable	(215)	(149)	286
Other adjustments, net	1,692	3,088	(1,354)
Net cash provided by operating activities	38,410	38,049	43,272
Cash flows from investing activities:
Investment in real estate, including intangible assets	(152,000)	(49,526)	(311,008)
Investment in real estate under construction	(20,699)	(3,682)	(6,033)
Capital expenditures	(6,295)	(6,860)	(4,680)
Net proceeds from sale of properties	—	52,327	36,055
Investment in loan receivable	(318)	—	—
Principal payments received on loans receivable	3,480	1,304	1,606
Investments in and advances to non-consolidated entities	(1,683)	(263)	—
Distributions from non-consolidated entities in excess of accumulated earnings	503	738	359
Increase in deferred leasing costs	(1,553)	(4,558)	(855)
Change in escrow deposits and restricted cash	(843)	2,714	(1,089)
Net cash used investing activities	(179,408)	(7,806)	(285,645)
Cash flows from financing activities:
Distributions to partners	(19,741)	(31,923)	(14,180)
Principal amortization payments	(1,454)	(1,828)	(4,657)
Principal payments on debt, excluding normal amortization	(28,626)	(9,000)	(44,397)
Proceeds of mortgages and notes payable	139,193	—	213,500
Proceeds of related party note	—	8,250	—
Related party note payment	(8,250)	—	—
Change in co-borrower debt, net	—	—	48,000
Increase in deferred financing costs	(1,281)	(694)	(4,620)
Related party advances, net	71,959	2,078	10,517
Issuance of OP units	—	—	108,766
Redemption of OP units	—	(1,962)	(64,739)
Net cash provided by (used) in financing activities	151,800	(35,079)	248,190
Change in cash and cash equivalents	10,802	(4,836)	5,817
Cash and cash equivalents, at beginning of year	8,328	13,164	7,347
Cash and cash equivalents, at end of year	$19,130	$8,328	$13,164

The accompanying notes are an integral part of these consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(1)    The Partnership

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership subsidiary for Lexington. On December 30, 2013, another operating partnership subsidiary for Lexington, Lepercq Corporate Income Fund II L.P. (“LCIF II”) was merged with and into the Partnership, with the Partnership as the surviving entity. As the merger was between entities under common control, the operations of LCIF II were combined with the Partnership in these consolidated financial statements at the historical cost basis and all periods presented include the results of operations of LCIF II. As of December 31, 2015 and 2014, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner, owned approximately 96.0% and 95.0%, respectively, of the outstanding units of the Partnership.

In connection with the merger of LCIF II with and into the Partnership, former LCIF II partners representing 170,193 limited partner interests (“OP Units”) elected or were deemed to elect to receive an aggregate amount $1,962 in cash for such OP units.

The Partnership owns a diversified portfolio of equity and debt investments in single-tenant properties and land. As of December 31, 2015, the Partnership had equity ownership interests in 44 consolidated properties located in 26 states. A majority of the real properties in which the Partnership had an interest and all land interests are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost, including cost increases, for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the landlord is responsible for certain operating expenses. Property owner subsidiaries are landlords under leases for properties in which the Partnership has an interest and/or borrows under loan agreements secured by properties in which the Partnership has an interest and lender subsidiaries are lenders under loan agreements where the Partnership made an investment in a loan asset, but in all cases are separate and distinct legal entities. The assets and credit of a property owner subsidiary or lender subsidiary are not available to satisfy the debt and other obligations of any other person, including any other property owner subsidiary or lender subsidiary or any other affiliate.

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

If an investment is determined to be a VIE, the Partnership performs an analysis to determine if the Partnership is the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. A controlling financial interest in an entity, represents both (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits of an entity that could potentially be significant to the VIE.

Earnings Per Unit. Net income (loss) per unit is computed by dividing net income (loss) by the weighted-average number of units outstanding during the period. There are no potential dilutive securities.

Unit Redemptions. The Partnership's limited partner units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for Lexington shares of beneficial interests, par value $0.0001 per share classified as common stock (“common shares”), on a one to approximately 1.13 basis, subject to future adjustments. These units are not otherwise mandatorily redeemable by the Partnership. As of December 31, 2015, Lexington's common shares had a closing price of $8.00 per share. The estimated fair value of the units was $30,562, assuming all outstanding limited partner units not held by Lexington were redeemed on such date.

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

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $60,846 ($0.84 per weighted average unit), $56,178 ($0.82 per weighted-average unit) and $45,787 ($0.87 per weighted-average unit) to its partners during the years ended December 31, 2015, 2014 and 2013, respectively. Certain units owned indirectly by Lexington are entitled to distributions of $3.25 per unit.

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

Revenue Recognition. The Partnership recognizes lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Revenue is recognized on a contractual basis for leases with escalations tied to a consumer price index with no floor. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured. If the Partnership funds tenant improvements and the improvements are deemed to be owned by the Partnership, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. If the Partnership determines that the tenant allowances are lease incentives, the Partnership commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Partnership recognizes lease termination fees as rental revenue in the period received and writes off unamortized lease-related intangible and other lease-related account balances, provided there are no further Partnership obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period with the termination payments being recorded as a component of rent receivable-deferred on the Consolidated Balance Sheets.

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

Properties Held For Sale. Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets. As of January 1, 2015, the operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations only if the sale of these assets represents a strategic shift in operations, if not, the operating results are included in continuing operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.

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

Income Taxes. Because the Partnership is a limited partnership, taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the Consolidated Financial Statements of the Partnership. However, the Partnership is required to pay certain state and local entity level taxes which are expensed as incurred. The Partnership does not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2015 and 2014.

Cash and Cash Equivalents. The Partnership considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

Restricted Cash. Restricted cash is comprised primarily of cash balances held in escrow with lenders.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Co-borrower Debt. In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”), requiring recognition of such obligations as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The Partnership early adopted this new guidance retrospectively (see note 8).

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Partnership has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Partnership's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2015, the Partnership was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.
Segment Reporting. The Partnership operates generally in one industry segment, single-tenant real estate assets.
Recently Issued Accounting Guidance. In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and improves financial statement disclosures. Under this guidance, only disposals representing a strategic shift in operations that have a major effect on an organization's operations and financial results should be presented as discontinued operations. The Partnership adopted this guidance effective January 1, 2015. The implementation of this guidance did not have a material impact on the Partnership's financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The effective date of the new guidance was updated by ASU 2015-14 and is effective for reporting periods beginning after December 15, 2017. The Partnership is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis,” which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective in the first quarter of 2016. The Partnership does not believe this guidance will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. In August 2015, the FASB issued additional guidance to clarify ASU 2015-03, which states that an entity may defer and present debt issuance costs as an asset and amortize the costs ratably over the term of a line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit. The guidance is effective in the first quarter of 2016 and requires retrospective application. The Partnership does not believe this guidance will have a material impact on its consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(3)     Investments in Real Estate and Real Estate Under Construction

The Partnership's real estate, net, consists of the following at December 31, 2015 and 2014:

	2015	2014
Real estate, at cost:
Buildings and building improvements	$705,547	$552,994
Land, land estates and land improvements	355,608	347,290
Fixtures and equipment	84	84
Construction in progress	367	9,745
Real estate intangibles:
In-place lease values	165,413	141,653
Tenant relationships	20,256	20,256
Above-market leases	4,031	4,031
Investment in real estate under construction	9,223	—
	1,260,529	1,076,053
Accumulated depreciation and amortization(1)	(255,024)	(226,084)
Real estate, net	$1,005,505	$849,969

(1)
Includes accumulated amortization of real estate intangible assets of $55,334 and $49,917 in 2015 and 2014, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $5,855 in 2016, $5,423 in 2017, $4,828 in 2018, $4,079 in 2019 and $3,945 in 2020.

In addition, the Partnership had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $96 and $247, respectively as of December 31, 2015 and 2014. The estimated accretion for the next five years is $32 in 2016, $32 in 2017, $32 in 2018, $0 in 2019 and $0 in 2020.
The Partnership, through property owner subsidiaries, completed the following acquisition during 2015:

Property Type	Location	Acquisition	Initial Cost Basis	Lease Expiration	Land and Land Estates	Building and Improvements	Lease in-place Value
Industrial	Richland, WA	Nov-15	$152,000	08/2035	$1,293	$126,947	$23,760

Life of intangible asset (years)							19.8

The Partnership, through property owner subsidiaries, completed the following acquisition and build-to-suit transaction during 2014:

Property Type	Location	Acquisition	Initial Cost Basis	Lease Expiration	Land and Land Estates	Building and Improvements	Lease in-place Value
Land	New York, NY	Oct-14	$30,426	10/2113	$22,000	$—	$8,426
Rehabilitation Hospital	Vineland, NJ	Oct-14	19,100	02/2043	2,698	12,790	3,612
			$49,526		$24,698	$12,790	$12,038

Weighted-average life of intangible assets (years)							77.9

The Partnership recognized aggregate acquisition and pursuit expenses of $85 and $420 in 2015 and 2014, respectively.

As of December 31, 2015, the Partnership had the following development arrangement outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment	Lease Term (Years)	Estimated Completion Date	GAAP Investment Balance as of 12/31/15
Charlotte, NC	Office	201,000	$62,445	15	1Q 17	$9,223

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(4)     Sales of Real Estate, Discontinued Operations and Real Estate Impairment

The Partnership did not dispose of any properties in 2015. For the years ended December 31, 2014 and 2013, the Partnership disposed of its interests in certain properties generating aggregate net proceeds of $40,836, and $36,055, respectively, which resulted in gains on sales of $17,944 and $11,027, respectively. For the years ended December 31, 2014 and 2013, the Partnership recognized debt satisfaction gains, net, relating to these properties of $0 and $1,709, respectively. These gains are included in discontinued operations.

At December 31, 2015 and 2014, the Partnership had no properties classified as held for sale.

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

During 2015, the Partnership recorded an impairment charge of $787 in continuing operations relating to a land parcel in Clive, Iowa as the Partnership determined that the estimated fair value of the land parcel was below its carrying value. During 2013, the Partnership recognized $10,037 of impairment charges in discontinued operations, relating to real estate assets that were ultimately disposed of below their carrying value.

(5)    Loans Receivable

As of December 31, 2014, the Partnership's loans receivable were comprised primarily of mortgage loans on real estate.
The following is a summary of the Partnership's loans receivable as of December 31, 2014 :

	Loan carrying value(1)
Loan	12/31/2014	Interest Rate	Maturity Date
Westmont, IL(2)	$12,152	6.45%	10/2015
Southfield, MI(3)	3,296	4.55%	02/2015
	$15,448

(1)	Loan carrying value includes accrued interest and is net of origination costs and loan losses, if any.

(2)
In 2015, the Partnership acquired the office property collateral and $2,521 of cash collateral and received $1,400 in full settlement of its claim against the borrower. The Partnership recognized a loan loss of $13,939 during 2013. During 2014 and 2013, the Partnership recognized $1,284 and $1,737, respectively, of interest income relating to the impaired loan.

(3)
In 2015, the Partnership acquired the office property collateral from the borrower. The Partnership recorded a $2,500 loan loss in 2014 as the Partnership determined it was probable that it would not collect the amount owed at maturity. During 2015 and 2014, the Partnership recognized $14 and $468, respectively, of interest income relating to the impaired loan.

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
The Partnership's financing receivables operated within one class of financing receivables as these assets (1) were collateralized by commercial real estate and (2) similar metrics were used to monitor the risk and performance of these assets. The Partnership used credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(6)    Investments in and Advances to Non-Consolidated Entities

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
The Partnership's carrying value in NLS at December 31, 2015 and 2014 was $5,622 and $4,474, respectively. The Partnership recognized net income from NLS of $141, $114 and $88 in equity in earnings (losses) from non-consolidated entities during 2015, 2014 and 2013, respectively. The Partnership contributed $1,643 to NLS in 2015. In addition, the Partnership received distributions of $636, $738 and $359 from NLS in 2015, 2014 and 2013, respectively.

(7)    Fair Value Measurements

The following tables present the Partnership's assets and liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2015	(Level 1)	(Level 2)	(Level 3)
Impaired real esate asset*	$371	$—	$—	$371

		Fair Value Measurements Using
Description	2014	(Level 1)	(Level 2)	(Level 3)
Impaired loan receivable*	$3,296	$—	$—	$3,296
*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of December 31, 2015 and 2014:

	As of December 31, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable (Level 3)	$—	$—	$15,448	$16,935

Liabilities
Debt (Level 3)	$638,598	$650,785	$465,318	$470,281

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(8)    Mortgages and Notes Payable and Co-Borrower Debt

The Partnership had outstanding mortgages and notes payable of $437,492 and $328,351 as of December 31, 2015 and 2014, respectively. Interest rates, including imputed rates, ranged from 4.0% to 6.5% at December 31, 2015 and the mortgages and notes payable mature between 2016 and 2027. Interest rates, including imputed rates, ranged from 4.7% to 6.5% at December 31, 2014. The weighted-average interest rate at December 31, 2015 and 2014 was approximately 4.7% and 5.0%, respectively.
In 2015, the Partnership obtained $110,000 of non-recourse secured financing on an industrial facility in Richland, Washington. The debt bears interest at a fixed rate of 4.0% and matures in January 2026. In addition, the Partnership obtained a 4.1% interest-only $29,193 non-recourse secured financing on a land parcel in New York, New York, which matures in January 2025.
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

(1)
Maturity date can be extended to August 2020 at Lexington's option. The interest rate ranges from LIBOR plus 0.85% to 1.55% (previously 0.95% to 1.725%). At December 31, 2015, the unsecured revolving credit facility had $177,000 outstanding and availability of $223,000 subject to covenant compliance.

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

The unsecured revolving credit facility and the unsecured term loans are subject to financial covenants, which Lexington was in compliance with at December 31, 2015.
In accordance with the guidance of ASU 2013-04, the Partnership recognizes a proportion of the outstanding amounts of the above mentioned term loans and revolving credit facility as it is a co-borrower with Lexington, as co-borrower debt in the accompanying balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $201,106 and $136,967 as of December 31, 2015 and 2014, respectively. Changes in co-borrower debt are recognized in partners’ capital in the accompanying consolidated statements of changes in partners’ capital.

Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments. In addition, certain mortgages are cross-collateralized and cross-defaulted.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Scheduled principal and balloon payments for mortgages and notes payable and co-borrower debt for the next five years and thereafter are as follows:

Year ending December 31,	Total
2016	$16,533
2017	10,369
2018	1,765
2019	85,543
2020	93,276
Thereafter	431,112
$638,598

Included in the Consolidated Statements of Operations, the Partnership recognized debt satisfaction charges, net, excluding discontinued operations, of $33, $357 and $1,560 for the years ended December 31, 2015, 2014, and 2013, respectively, due to the satisfaction of mortgages and notes payable other than those disclosed elsewhere in these financial statements. In addition, the Partnership capitalized $152, $60 and $46 in interest for the years ended 2015, 2014, and 2013, respectively.

(9)    Leases

Lessor:

Minimum future rental receipts under the non-cancelable portion of tenant leases, assuming no new or re-negotiated leases, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2016	$86,424
2017	84,693
2018	78,269
2019	70,140
2020	66,608
Thereafter	5,290,050
$5,676,184

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Minimum future rental payments under non-cancelable leasehold interests, excluding leases held through industrial revenue bonds and lease payments in the future that are based upon fair market value, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2016	$307
2017	299
2018	260
2019	260
2020	260
Thereafter	2,770
$4,156

Rent expense for the leasehold interests, including discontinued operations, was $307, $289 and $595 in 2015, 2014, and 2013, respectively.

(10)    Concentration of Risk

The Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2015, 2014 and 2013, the following tenants represented greater than 10% of rental revenues from continuing operations:

	2015	2014	2013
SM Ascott LLC	14.7%	15.9	—
FC-Canal Ground Tenant LLC	12.6%	13.6	—
AL-Stone Ground Tenant LLC	11.5%	12.4	—

The Partnership net leases individual land parcels to the tenants listed above under non-cancellable 99-year leases. The improvements on these parcels are owned by the tenants under the Partnership leases and currently consist of three high-rise hotels located in New York, NY. The hotels are known as the Element New York Times Square West, the Sheraton Tribeca New York Hotel and the DoubleTree by Hilton Hotel New York City - Financial District, respectively.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Partnership believes it mitigates this risk by investing in or through major financial institutions.

(11)    Related Party Transactions

The Partnership had the following related party transactions in addition to related party transactions discussed elsewhere in this report.
 The Partnership had outstanding net advances owed to Lexington of $3,232 and $3,061 as of December 31, 2015 and 2014, respectively. The advances are payable on demand. Lexington earned distributions of $58,361, $53,728 and $43,378 during 2015, 2014 and 2013, respectively. During 2015, 2014 and 2013, the Partnership issued 12,559,130, 2,571,757 and 16,917,658 units, respectively, to Lexington to satisfy $112,286, $27,981 and $212,147, respectively, of outstanding distributions and advances, including the 2013 advances for contributions to NLS.
During 2013, the Partnership received $108,766 from Lexington in exchange for 9,905,811 units and redeemed 2,673,799 units held by Lexington at the original net issuance price of $64,739.

The Partnership was allocated interest and amortization expense by Lexington, in accordance with the Partnership agreement, relating to certain of its lending facilities of $12,253, $10,282 and $3,580 for the years ended 2015, 2014 and 2013, respectively.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $8,618, $7,335 and $4,658 for 2015, 2014 and 2013, respectively.
 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses, including from discontinued operations, of $905, $1,004 and $1,097 for the years ended 2015, 2014 and 2013, respectively, for aggregate fees and reimbursements charged by the affiliate.
 The Partnership leases certain properties to entities in which Vornado Realty Trust, a significant Lexington shareholder, has an interest. During 2015, 2014 and 2013, the Partnership recognized $255, $255 and $744, respectively, in rental revenue including discontinued operations from these properties.

In connection with efforts, on a non-binding basis, to procure non-recourse mezzanine financing from an affiliate of Lexington's Chairman, pursuant to the terms of the EB-5 visa program administered by the United States Citizenship and Immigration Services, for an investment in Charlotte, North Carolina, the Partnership agreed to reimburse the Chairman's affiliate up to approximately $7 for its expenses.
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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

During 2010, the Partnership guaranteed $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030 issued by Lexington. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require Lexington to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The notes are convertible by the holders under certain circumstances for cash, Lexington common shares or a combination of cash and common shares at Lexington's election. As of December 31, 2015, $12,400 original principal amount of 6.00% Convertible Guaranteed Notes due 2030 were outstanding.

(13)    Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during 2015, 2014 and 2013, the Partnership paid $28,191, $27,199 and $12,758, respectively, for interest and $60, $161 and $50, respectively, for income taxes.
In 2013, the Partnership conveyed its interests in two properties to lenders in full satisfaction of the aggregate $29,859 non-recourse mortgage notes payable.
(14)     Unaudited Quarterly Financial Data

	2015
	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Total gross revenues	$31,959	$32,301	$30,762	$32,979
Net income	$11,356	$11,163	$9,827	$9,969
Net income per unit	$0.16	$0.16	$0.13	$0.13

	2014
	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Total gross revenues(1)	$29,122	$28,956	$29,325	$30,730
Net income (loss)	$11,475	$10,540	$28,594	$8,940
Net income (loss) per unit	$0.17	$0.15	$0.42	$0.13
_____________________

(1)	All periods have been adjusted to reflect the impact of properties in discontinued operations in the Consolidated Statements of Operations.

The sum of the quarterly per units amounts may not equal the full year amounts primarily because the computations of the weighted-average number of units of the Partnership outstanding for each quarter and the full year are made independently.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Office	Phoenix, AZ	$—	$4,666	$24,856	$29,522	$9,515	May-00	1997	6, 9 & 40
Office	Phoenix, AZ	—	5,585	36,923	42,508	3,278	Dec-12	1986/2007	10, 15, 17, & 40
Office	Lake Forest, CA	—	3,442	13,769	17,211	4,747	Mar-02	2001	40
Office	Los Angeles, CA	—	5,110	12,158	17,268	7,250	Dec-04	2000	10, 13 & 40
Office	Centenial, CO	—	4,851	15,239	20,090	5,889	May-07	2001	10 & 40
Office	Louisville, CO	—	3,657	11,217	14,874	3,069	Sep-08	1987/2007	8, 9, 12 & 40
Office	Wallingford, CT	—	1,049	4,773	5,822	1,652	Dec-03	1977/1993	8 & 40
Office	Boca Raton, FL	19,624	4,290	17,160	21,450	5,524	Feb-03	1983/2002	40
Office	Palm Beach Gardens, FL	—	787	3,732	4,519	1,502	May-98	1996	5 - 40
Office	Clive, IA	—	371	—	371	—	Jun-04	N/A	N/A
Office	Schaumburg, IL	—	5,007	22,340	27,347	3,247	Oct-13	1979/1989/2010	7, 9, 20 & 30
Office	Overland Park, KS	34,134	4,769	41,956	46,725	12,979	Jun-07	1980/2005	12 & 40
Office	Baton Rouge, LA	—	1,252	11,085	12,337	3,889	May-07	1997	3, 4, 6 & 40
Office	Foxboro, MA	—	2,231	25,662	27,893	14,355	Dec-04	1982/1987	1, 16 & 40
Office	Charleston, SC	7,185	1,189	8,724	9,913	3,467	Nov-06	2006	40
Office	Fort Mill, SC	—	3,601	15,340	18,941	4,953	Dec-02	2002	5, 11, 20 & 40
Office	Fort Mill, SC	—	1,798	26,038	27,836	15,322	Nov-04	2004	11, 15 & 40
Office	Carrollton, TX	—	2,599	22,050	24,649	7,893	Jun-07	2003	8 & 40
Office	Carrollton, TX	—	828	—	828	—	Jun-07	N/A	N/A
Office	Westlake, TX	—	2,361	23,572	25,933	9,510	May-07	2007	4 - 40
Office	Herndon, VA	—	5,127	24,640	29,767	9,215	Dec-99	1987	9 - 40
Industrial	Moody, AL	—	654	9,943	10,597	6,205	Feb-04	2004	15 & 40
Industrial	Tampa, FL	—	2,160	8,431	10,591	5,905	Jul-88	1986	9 - 40
Industrial	Dubuque, IA	9,055	2,052	8,443	10,495	2,755	Jul-03	2001	11, 12 & 40
Industrial	Marshall, MI	—	40	2,236	2,276	854	Aug-87	1979	9, 10, 12, 15, 20 & 40
Industrial	Byhalia, MS	15,000	1,006	35,825	36,831	2,912	May-11	2011/2015	25 & 40
Industrial	Olive Branch, MS	—	198	10,276	10,474	6,771	Dec-04	1989	8, 15 & 40
Industrial	High Point, NC	—	1,330	11,183	12,513	5,688	Jul-04	2002	18 & 40
Industrial	Shelby, NC	—	1,421	18,918	20,339	3,180	Jun-11	2011	11, 20 & 40
Industrial	Hebron, OH	—	1,063	4,581	5,644	1,516	Dec-97	1999	10, 15 & 40
Industrial	Hebron, OH	—	1,681	7,854	9,535	2,857	Dec-01	2000	1, 2, 3, 5, 10,15 & 40
Industrial	Bristol, PA	—	2,508	15,863	18,371	6,020	Mar-98	1982/1997	10, 16, 30 & 40
Industrial	Collierville, TN	—	714	4,783	5,497	1,951	Dec-05	2005/2012	9, 14, 21 & 40
Industrial	Richland, WA	110,000	1,293	126,947	128,240	876	Nov-15	2015	10, 20 & 25
Land/Infrastructure	New York, NY (1)	213,301	73,148	—	73,148	—	Oct-13	N/A	N/A
Land/Infrastructure	New York, NY (1)	—	86,569	—	86,569	—	Oct-13	N/A	N/A
Land/Infrastructure	New York, NY (1)	—	65,218	—	65,218	—	Oct-13	N/A	N/A
Land/Infrastructure	New York, NY	29,193	22,000	—	22,000	—	Oct-14	N/A	N/A
Multi-tenanted/ Office	Palm Beach Gardens, FL	—	4,066	21,638	25,704	7,527	May-98	1996	5 - 40
Multi-tenanted/Office	Honolulu, HI	—	8,259	7,363	15,622	1,759	Dec-06	1979/2002	2, 5 & 40
Multi-tenanted/Office	Westmont, IL	—	7,812	1,178	8,990	24	Jul-15	1988	25
Multi-tenanted/Office	Southfield, MI	—	—	15,434	15,434	7,840	Jul-04	1966/1982	7, 16, 25 & 40
Multi-tenanted/Office	Florence, SC	—	3,235	13,141	16,376	4,540	May-04	1998	10, 15, 20 & 40
Retail/Specialty	Albany, GA	—	1,468	5,137	6,605	344	Oct-13	2013	15 & 40
Retail/Specialty	Vineland, NJ	—	2,698	12,790	15,488	505	Oct-14	2003	3, 28 & 40
Retail/Specialty	Tulsa, OK	—	445	2,433	2,878	2,405	Dec-96	1981	14 & 24
Construction in progress		—	—	—	367	—
		$437,492	$355,608	$705,631	$1,061,606	$199,690

(1)	Properties are cross-collateralized.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

(A) The initial cost includes the purchase price paid directly or indirectly by the Partnership. The total cost basis of the Partnership's properties at December 31, 2015 for federal income tax purposes was approximately $1.2 billion.

	2015	2014	2013
Reconciliation of real estate, at cost:
Balance at the beginning of year	$910,113	$892,621	$724,819
Additions during year	152,280	58,511	263,036
Properties sold and impaired during year	(787)	(41,016)	(95,225)
Other reclassifications	—	(3)	(9)
Balance at end of year	$1,061,606	$910,113	$892,621

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$176,167	$172,965	$190,874
Depreciation and amortization expense	23,523	21,837	21,483
Accumulated depreciation and amortization of properties sold and impaired during year	—	(18,635)	(39,392)
Balance at end of year	$199,690	$176,167	$172,965

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report, was made under the supervision and with the participation of our management, including our general partner's President and Vice President and Treasurer who are our Principal Executive Officer and our Principal Financial Officer, respectively. Based upon this evaluation, our general partner's President and Vice President and Treasurer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our general partner's President and Vice President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of Lexington's Board of Trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management has concluded that our internal control over financial reporting is effective as of December 31, 2015.
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
Changes in Internal Control Over Financial Reporting
Management's assessment of the overall effectiveness of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has historically been based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In May 2013 an updated framework was issued.  We have integrated the changes prescribed by the Internal Control-Integrated Framework (2013) into our internal controls over financial reporting during fiscal year 2014. There were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following sets forth certain information relating to Lex GP's executive officers:

Name	Business Experience
Richard J. Rouse Age 70
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

T. Wilson Eglin Age 51
Mr. Eglin, Lex GP's President and Director, has served as Lexington's Chief Executive Officer since January 2003, Lexington's President since April 1996 and as a trustee of Lexington since May 1994. He served as one of Lexington's Executive Vice Presidents from October 1993 to April 1996 and Lexington's Chief Operating Officer from October 1993 to December 2010.

Patrick Carroll Age 52
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

Beth Boulerice Age 51
Ms. Boulerice, Lex GP's Vice President, has served as Lexington's Chief Accounting Officer since January 2011 and one of Lexington's Executive Vice Presidents since January 2013. Prior to joining Lexington in January 2007, Ms. Boulerice was employed by First Winthrop Corporation and was the Chief Accounting Officer of Newkirk Realty Trust. Ms. Boulerice is a Certified Public Accountant.

The information relating to Lexington's Code of Business Conduct and Ethics, which applies to its subsidiaries, including us, is available on Lexington's website at www.lxp.com. The information relating to Lexington's trustees, including the Audit Committee of Lexington's Board of Trustees, which we refer to as the Audit Committee, and Lexington's Audit Committee financial expert, and certain information relating to Lexington's executive officers, trustees and trustee independence will be in Lexington's Definitive Proxy Statement for Lexington's 2016 Annual Meeting of Shareholders, which we refer to as Lexington's Proxy Statement, and is incorporated herein by reference.

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

During the year ended December 31, 2015, cash distributions of $58.4 million and reimbursements of $8.6 million were earned by Lexington or made to Lexington.

Certain information required to be furnished pursuant to this item and related to Lexington will be set forth under the appropriate captions in Lexington’s Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table indicates, as of the close of business on December 31, 2015, (a) the number of OP units beneficially owned by each person known by us to own in excess of five percent of the outstanding OP units and the number of OP units beneficially owned by our general partner and (b) the percentage such OP units represent of the total outstanding OP units. All OP units were owned directly on such date with sole voting and investment power unless otherwise indicated, calculated as set forth in footnote 1 to the table.

Name of Beneficial Owner	Number of OP Units Beneficially Owned (1)	Percentage of Class
Lexington Realty Trust (2)	79,848,685.5	96%
_________________________

(1)	For purposes of this table, a person is deemed to beneficially own any OP unit as of a given date which such person owns or has the right to acquire within 60 days after such date.

(2)	Lexington Realty Trust beneficially owns OP units through Lex GP and Lex LP. Lexington’s address is One Penn Plaza, Suite 4015, New York, NY 10119-4015.

None of the officers of Lex GP beneficially own any OP units.  Mr. Roskind is not an officer of Lex GP.  However, as of December 31, 2015, Mr. Roskind beneficially owned 1,474,296 OP units, which is approximately 2% of the class.
Certain information required to be furnished pursuant to this item and related to Lexington will be set forth under the appropriate captions in Lexington’s Proxy Statement, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Lexington, through Lex GP and Lex LP, holds, as of December 31, 2015, approximately 96% of our outstanding OP units. Our remaining OP units are beneficially owned by Mr. Roskind, chairman of LXP, and certain non-affiliated investors. As the sole equity owner of our general partner and pursuant to our partnership agreement, LXP has the ability to control all of our day-to-day operations, subject to the terms of our partnership agreement. We are dependent on LXP for management of our operations and future investments. We do not have any employees, executive officers or a board of directors. LXP allocates investments to itself and its other subsidiaries or to us as it deems appropriate and in accordance with certain obligations under our partnership agreement with respect to allocations of non-recourse liabilities.

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

Lexington MKP Management L.P., in which Lexington holds a 50% interest, earned $0.9 million and $1.0 million from us during the years ended December 31, 2015 and 2014, respectively, for property management services and reimbursements.

During 2015, we did not make any charitable contribution to any tax-exempt organization in which any independent trustee of Lexington serves as an executive officer. As a general policy, Lexington and its subsidiaries do not make a charitable contribution unless there is an express business purpose. We did not make any direct political contributions during 2015, nor do we intend to make any direct political contributions during 2016.

Certain information required to be furnished pursuant to this item and related to Lexington will be set forth under the appropriate captions in Lexington’s Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

In 2015, we paid/accrued a total of $105,000 for professional audit services for KPMG LLP's audit of our 2015 annual financial statements.

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
Fourth Amendment to Credit Agreement, dated as of July 2, 2015, among Lexington and LCIF, as borrowers, Key, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.1 to Lexington’s Current Report on Form 8-K filed on July 2, 2015 (the “07/02/2015 8-K)) (1)

10.11	—
Fourth Amendment to Amended and Restated Term Loan Agreement, dated as of July 2, 2015, among Lexington and LCIF, as borrowers, Wells, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.2 to the 07/02/2015 8-K) (1)

10.12	—
Credit Agreement, dated as of September 1, 2015, among Lexington and LCIF, as borrowers, each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section 12.5 therein, and Key, as agent (filed as Exhibit 10.1 to Lexington’s Current Report on Form 8-K filed on September 1, 2015) (1)

10.13	—
Equity Distribution Agreement, dated as of January 11, 2013, among Lexington and LCIF, on the one hand, and Jefferies & Company, Inc., on the other hand (filed as Exhibit 1.1 to Lexington's Current Report on Form 8-K filed on January 14, 2013 (the “01/14/13 8-K”))(1)

10.14	—
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

(4)
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lepercq Corporate Income Fund L.P.
		By:	Lex GP-1 Trust, its General Partner

Dated:	February 25, 2016	By:	/s/ T. Wilson Eglin
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

Signature	Title

/s/ Richard J. Rouse Richard J. Rouse	Director and Vice President of Lex GP-1 Trust

/s/ T. Wilson Eglin T. Wilson Eglin	President and Director of Lex GP-1 Trust (principal executive officer)

/s/ Patrick Carroll Patrick Carroll	Vice President, Treasurer and Director of Lex GP-1 Trust (principal financial officer)

/s/ Beth Boulerice Beth Boulerice	Vice President of Lex GP-1 Trust (principal accounting officer)

Each dated: February 25, 2016