Form 10-Q
period 2016-03-31
LEPERCQ CORPORATE INCOME FUND L P
filed 2016-05-05
CIK 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, $000, except unit data)

	March 31, 2016	December 31, 2015
Assets:
Real estate, at cost	$1,031,059	$1,061,606
Real estate - intangible assets	189,700	189,700
Investment in real estate under construction	14,968	9,223
	1,235,727	1,260,529
Less: accumulated depreciation and amortization	254,372	255,024
Real estate, net	981,355	1,005,505
Cash and cash equivalents	12,809	19,130
Restricted cash	32,304	2,457
Investment in and advances to non-consolidated entities	5,747	5,924
Deferred expenses, net	7,331	8,459
Rent receivable - current	8,207	801
Rent receivable - deferred	89,521	87,150
Other assets	2,494	1,500
Total assets	$1,139,768	$1,130,926

Liabilities and Partners' Capital:
Liabilities:
Mortgages and notes payable, net	$431,351	$431,599
Co-borrower debt	201,053	201,106
Related party advances, net	4,019	3,232
Accounts payable and other liabilities	4,700	5,503
Accrued interest payable	1,436	942
Deferred revenue - including below market leases, net	4,913	5,306
Distributions payable	24,089	17,214
Prepaid rent	4,648	4,367
Total liabilities	676,209	669,269

Commitments and contingencies
Partners' capital	463,559	461,657
Total liabilities and partners' capital	$1,139,768	$1,130,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, $000, except unit data)

	Three months ended March 31,
	2016	2015
Gross revenues:
Rental	$31,934	$29,480
Tenant reimbursements	2,505	2,479
Total gross revenues	34,439	31,959
Expense applicable to revenues:
Depreciation and amortization	(9,438)	(7,233)
Property operating	(4,203)	(3,952)
General and administrative	(2,073)	(2,018)
Non-operating income	—	14
Interest and amortization expense	(8,339)	(7,401)
Debt satisfaction charges, net	—	(33)
Gains on sales of properties	7,839	—
Income before provision for income taxes and equity in earnings of non-consolidated entities	18,225	11,336
Provision for income taxes	(19)	(22)
Equity in earnings of non-consolidated entities	136	42
Net income	$18,342	$11,356
Net income per unit	$0.22	$0.16
Weighted-average units outstanding	83,241,396	70,682,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(Unaudited, $000, except unit amounts)

Three Months ended March 31, 2016	Units	Partners' Capital
Balance December 31, 2015	83,241,396	$461,657
Changes in co-borrower debt	—	53
Distributions	—	(16,493)
Net Income	—	18,342
Balance March 31, 2016	83,241,396	$463,559

Three Months ended March 31, 2015
Balance December 31, 2014	70,682,266	$432,041
Changes in co-borrower debt	—	(39,009)
Distributions	—	(14,358)
Net Income	—	11,356
Balance March 31, 2015	70,682,266	$390,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, $000)

	Three Months ended March 31,
	2016	2015
Net cash provided by operating activities	$9,246	$8,864
Cash flows from investing activities:
Investments in real estate under construction	(5,745)	(8,062)
Capital expenditures	(228)	(775)
Net proceeds from the sale of properties	29,817	—
Investment in loan receivable	—	(69)
Investment in non-consolidated entities	—	(1,249)
Distributions from non-consolidated entities in excess of accumulated earnings	176	—
Increase in deferred leasing costs	(469)	(87)
Change in escrow deposits and restricted cash	(29,847)	1,067
Net cash used in investing activities	(6,296)	(9,175)
Cash flows from financing activities:
Distributions to partners	(9,617)	(6,623)
Principal amortization payments	(362)	(432)
Increase in deferred financing costs	(79)	(632)
Principal payments on debt, excluding normal amortization	—	(28,627)
Proceeds of mortgages and notes payable	—	29,193
Related party note payment	—	(8,250)
Related party advances, net	787	15,015
Net cash used in financing activities	(9,271)	(356)
Change in cash and cash equivalents	(6,321)	(667)
Cash and cash equivalents, at beginning of period	19,130	8,328
Cash and cash equivalents, at end of period	$12,809	$7,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

(1)    The Partnership and Financial Statement Presentation

Lepercq Corporate Income Fund L.P. (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Partnership”) was organized in 1986 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's sole general partner, Lex GP-1 Trust (the “General Partner”), is a wholly-owned subsidiary of Lexington Realty Trust (“Lexington”). The Partnership serves as an operating partnership subsidiary for Lexington. As of March 31, 2016, Lexington, through Lex LP-1 Trust, a wholly-owned subsidiary, and the General Partner, owned approximately 96.0% of the outstanding units of the Partnership.

The Partnership owns a diversified portfolio of equity investments in single-tenant properties and land. As of March 31, 2016, the Partnership had equity ownership interests in 43 consolidated properties located in 26 states. A majority of the real properties in which the Partnership had an interest and all land interests are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost, including cost increases, for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the landlord is responsible for certain operating expenses.

The assets and credit of each property owner subsidiary of the Partnership with a property subject to a mortgage loan are not available to creditors to satisfy the debt and the other obligations of any other person, including any other property owner subsidiary of the Partnership or any other affiliate.

The financial statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) for the three months ended March 31, 2016 have been prepared by the Partnership in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Partnership's audited consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016 (“Annual Report”).

Basis of Presentation and Consolidation. The Partnership's unaudited condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The financial statements reflect the accounts of the Partnership and its consolidated subsidiaries. The Partnership consolidates its wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Partnership is the primary beneficiary of a variable interest entity (“VIE”). Entities that the Partnership does not control and entities that are VIEs in which the Partnership is not the primary beneficiary are accounted for under appropriate GAAP.

Earnings Per Unit. Net income per unit is computed by dividing net income by the weighted-average number of units outstanding during the period. There are no potential dilutive securities.

Unit Redemptions. The Partnership's limited partner units that are issued and outstanding, other than those held by Lexington, are currently redeemable at certain times, only at the option of the holders, for shares of beneficial interests of Lexington, par value $0.0001 per share, classified as common stock (“common shares”), on a one to approximately 1.13 basis, subject to future adjustments. These units are not mandatorily redeemable by the Partnership. As of March 31, 2016, Lexington's common shares had a closing price of $8.60 per share. The estimated fair value of these units was $32,854, assuming all outstanding limited partner units not held by Lexington were redeemed on such date.

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

Distributions; Allocations of Income and Loss. As provided in the Partnership's partnership agreement, distributions and income and loss for financial reporting purposes are allocated to the partners based on their ownership of units. Special allocation rules included in the partnership agreement affect the allocation of taxable income and loss. The Partnership paid or accrued gross distributions of $16,493 ($0.20 per weighted-average unit) and $14,358 ($0.20 per weighted-average unit) to its partners during the three months ended March 31, 2016 and 2015, respectively. Certain units owned indirectly by Lexington are entitled to aggregate annual distributions of $3.25 per unit.

Use of Estimates. The Partnership has made a number of significant estimates and assumptions to prepare these unaudited condensed consolidated financial statements in conformity with GAAP, including, among others, relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. These estimates and assumptions are based on management's best estimates and judgment. The Partnership evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. The Partnership adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets and equity method investments and the useful lives of long-lived assets. Actual results could differ materially from those estimates.

Fair Value Measurements. The Partnership follows the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), to determine the fair value of financial and non-financial instruments. Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 - observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 - unobservable inputs, which are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Partnership utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counterparty credit risk.

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

Restricted Cash. Restricted cash is comprised primarily of cash balances held with Section 1031 exchange intermediaries and escrow balances held by lenders. At March 31, 2016, $29,457 was held with a Section 1031 exchange intermediary that was released subsequent to March 31, 2016.
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
Reclassifications. Certain amounts included in the 2015 unaudited condensed consolidated financial statements have been reclassified to conform to the 2016 presentation.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

The Partnership adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, during the three months ended March 31, 2016. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet.  As shown in the table below, pursuant to the guidance in ASU 2015-03, the Partnership has reclassified unamortized debt issuance costs associated with certain debt obligations in the Company's previously reported consolidated balance sheet as of December 31, 2015 as follows:

	As previously reported December 31, 2015	Reclassifications	As adjusted December 31, 2015
Deferred expenses, net	$14,352	$(5,893)	$8,459
Mortgages and notes payable, net	437,492	(5,893)	431,599
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle-based approach for determining revenue recognition. The effective date of the new guidance was updated by ASU 2015-14 and is effective for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. The Partnership is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance was effective in the first quarter of 2016. The adoption of this new guidance did not have an impact on the Partnership's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and have lease terms of more than 12 months. The accounting applied to lessors under this new guidance is largely unchanged from prior guidance. Lessors in most cases will continue to record operating leases as operating leases and recognize lease income from these leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Partnership is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

(2)     Real Estate and Real Estate Under Construction

The Partnership's real estate, net, consists of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Real estate, at cost:
Buildings and building improvements	$680,148	$705,547
Land, land estates and land improvements	350,384	355,608
Fixtures and equipment	84	84
Construction in progress	443	367
Real estate intangibles:
In-place lease values	165,413	165,413
Tenant relationships	20,256	20,256
Above-market leases	4,031	4,031
Investment in real estate under construction	14,968	9,223
	1,235,727	1,260,529
Accumulated depreciation and amortization(1)	(254,372)	(255,024)
Real estate, net	$981,355	$1,005,505

(1)	Includes accumulated amortization of real estate intangible assets of $56,894 and $55,334 in 2016 and 2015, respectively.

In addition, the Partnership had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $88 and $96, respectively, as of March 31, 2016 and December 31, 2015.

As of March 31, 2016, the Partnership had the following development arrangement outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment	Lease Term (Years)	Estimated Completion Date	GAAP Investment Balance as of 3/31//16
Charlotte, NC	Office	201,000	$62,445	15	1Q 17	$14,968

The Partnership can give no assurances that this development arrangement will be consummated or, if consummated, will perform to the Partnership's expectations.

During the three months ended March 31, 2016, the Partnership sold its interest in a property for a gross sale price of $30,050 and a vacant land parcel for $400. The Partnership recognized gains on sales of properties of $7,839.

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

(3)    Investments in and Advances to Non-Consolidated Entities

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

The Partnership's carrying value in NLS at March 31, 2016 and December 31, 2015 was $5,445 and $5,622, respectively. The Partnership recognized net income from NLS of $131 and $42 in equity in earnings from non-consolidated entities during the three months ending March 31, 2016 and 2015, respectively. The Partnership contributed $1,249 to NLS during the three months ended March 31, 2015. In addition, the Partnership received distributions of $308 from NLS during the three months ended March 31, 2016.

(4)    Fair Value Measurements

The following table presents the Partnership's assets and liabilities from continuing operations measured at fair value on a non-recurring basis during the year ended December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired real estate asset*	$371	$—	$—	$371
*Represents a non-recurring fair value measurement.
There were no non-recurring measurements during the three months ended March 31, 2016.

The table below sets forth the carrying amounts and estimated fair values of the Partnership's financial instruments as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Debt (Level 3)	$632,404	$650,374	$632,705	$650,785

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

(5)    Mortgages and Notes Payable and Co-Borrower Debt

The Company had the following mortgages and notes payable outstanding as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Mortgages and notes payable	$437,130	$437,492
Unamortized debt issuance costs	(5,779)	(5,893)
	$431,351	$431,599
Interest rates, including imputed rates, ranged from 4.0% to 6.5% at March 31, 2016 and December 31, 2015, and the mortgages and notes payable mature between 2016 and 2027. The weighted-average interest rate at March 31, 2016 and December 31, 2015 was approximately 4.7%.

Lexington, and the Partnership as co-borrower, have a $905,000 unsecured credit agreement with KeyBank National Association, as agent. With lender approval, Lexington can increase the size of the facility to an aggregate $1,810,000. A summary of the significant terms are as follows:

	Maturity Date	Current Interest Rate
$400,000 Revolving Credit Facility(1)	August 2019	LIBOR + 1.00%
$250,000 Term Loan(2)	August 2020	LIBOR + 1.10%
$255,000 Term Loan(3)	January 2021	LIBOR + 1.10%

(1)
Maturity date can be extended to August 2020 at the Lexington's option. The interest rate ranges from LIBOR plus 0.85% to 1.55%. At March 31, 2016, the revolving credit facility had $147,000 outstanding and availability of $253,000 subject to covenant compliance.

(2)
The interest rate ranges from LIBOR plus 0.90% to 1.75%. Interest-rate swap agreements were previously entered into to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250,000 of outstanding LIBOR-based borrowings.

(3)
The interest rate ranges from LIBOR plus 0.90% to 1.75%. Interest-rate swap agreements were previously entered into to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings.

Lexington was in compliance with all applicable financial covenants contained in its corporate level debt agreements at March 31, 2016.
In accordance with the guidance of ASU 2013-04, the Partnership, as it is a co-borrower with Lexington, recognizes a proportion of the outstanding amounts of the above-mentioned term loans and revolving credit facility as co-borrower debt in the accompanying unaudited condensed consolidated balances sheets. In accordance with the Partnership’s partnership agreement, the Partnership is allocated a portion of these debts based on gross rental revenues, which represents its agreed to obligation. The Partnership's allocated co-borrower debt was $201,053 and $201,106 as of March 31, 2016 and December 31, 2015, respectively. Changes in co-borrower debt are recognized in partners’ capital in the accompanying unaudited condensed consolidated statements of changes in partners’ capital.

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

(6)    Concentration of Risk

Subject to the terms of the partnership agreement, the Partnership seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2016 and 2015, the following tenants represented greater than 10% of rental revenues from continuing operations:

	2016	2015
SM Ascott LLC(1)(2)	13.6%	14.7%
FC-Canal Ground Tenant LLC(2)	11.7%	12.6%
AL-Stone Ground Tenant LLC(2)	10.6%	11.5%
Preferred Freezer Services of Richland, LLC	10.3%	—

(1)	Tenancy was assigned from LG-39 Ground Tenant LLC in 2015.

(2)
The Partnership net leases these individual land parcels to the tenants under non-cancellable 99-year (original term) leases. The improvements on these parcels are owned by the tenants under the Partnership leases and currently consist of three high-rise hotels located in New York, NY. The hotels are known as the Element New York Times Square West, the Sheraton Tribeca New York Hotel and the DoubleTree by Hilton Hotel New York City - Financial District, respectively.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Partnership believes it mitigates this risk by investing in or through major financial institutions.

(7)    Related Party Transactions

The Partnership had the following related party transactions in addition to related party transactions discussed elsewhere in this Quarterly Report and the audited consolidated financial statements in the Annual Report.
As of December 31, 2014, the Partnership had an $8,250 outstanding related party loan owed to Lexington. The loan required interest only payments at a rate of 4.25%. The Partnership satisfied the loan during the three months ended March 31, 2015. In addition, the Partnership had outstanding net advances owed to Lexington of $4,019 and $3,232 as of March 31, 2016 and December 31, 2015, respectively. The advances are payable on demand. Lexington earned distributions of $15,876 and $13,735 during the three months ended March 31, 2016 and 2015, respectively.
The Partnership was allocated interest expense by Lexington, in accordance with the partnership agreement, relating to certain lending facilities of $3,161 and $3,015 for the three months ended March 31, 2016 and 2015, respectively.
Lexington, on behalf of the General Partner, pays for certain general administrative and other costs on behalf of the Partnership from time to time. These costs are reimbursable by the Partnership. These costs were approximately $2,125 and $2,062 for the three months ended March 31, 2016 and 2015, respectively.
 A Lexington affiliate provides property management services for certain Partnership properties. The Partnership recognized property operating expenses of $204 and $289 for the three months ended March 31, 2016 and 2015, respectively, for aggregate fees and reimbursements charged by the affiliate.
(8)    Commitments and Contingencies

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

LEPERCQ CORPORATE INCOME FUND L.P. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $000, except share/unit data)

In May 2014, the Partnership guaranteed $250,000 aggregate principal amount of 4.40% Senior Notes due 2024 (“2024 Senior Notes”) issued by Lexington at an issuance price of 99.883% of the principal amount and in June 2013, the Partnership guaranteed $250,000 aggregate principal amount of 4.25% Senior Notes due 2023 (“ 2023 Senior Notes”) issued by Lexington at an issuance price of 99.026% of the principal amount, collectively referred to as the Senior Notes. The Senior Notes are unsecured and pay interest semi-annually in arrears. Lexington may redeem the Senior Notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.
During 2010, the Partnership guaranteed $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030 (“Guaranteed Notes”) issued by Lexington. The Guaranteed Notes pay interest semi-annually in arrears and mature in January 2030. The holders of the Guaranteed Notes may require Lexington to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Guaranteed Notes are convertible by the holders under certain circumstances for cash, Lexington common shares or a combination of cash and common shares at Lexington's election. As of March 31, 2016, $12,400 original principal amount of Guaranteed Notes were outstanding.

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

(9)    Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the three months ended March 31, 2016 and 2015, the Partnership paid (received) $7,585 and $7,225, respectively, for interest and $(40) and $(2), respectively, for income taxes.
(10)    Subsequent Events

Subsequent to March 31, 2016 and in addition to disclosures elsewhere in the unaudited condensed consolidated financial statements, the Partnership:

•	sold its West 45th Street, New York, New York land investment for a sales price of $37,500, which was subject to a $29,193 aggregate principal mortgage; and

•	sold its property in Lake Forest, California for a sales price of $19,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms “the Partnership,” “we,” “us” and “our,” we mean Lepercq Corporate Income Fund L.P. and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References to Lex GP are to our general partner, Lex GP-1 Trust, a Delaware statutory trust, and references to Lex LP are to Lex LP-1 Trust, a Delaware statutory trust, which hold together approximately 96.0% of our OP units. When we use the term “Lexington” or “LXP,” we mean Lexington Realty Trust and when we use the term “REIT” we mean real estate investment trust. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three months ended March 31, 2016. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results that may be expected for the full year.

The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three months ended March 31, 2016 and 2015, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 25, 2016, which we refer to as our Annual Report. Historical results may not be indicative of future performance.

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

Critical Accounting Policies.

Management's discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing our unaudited condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. Certain of our accounting policies are discussed under (1) Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, (2) note 2 to our consolidated financial statements contained in our Annual Report and (3) note 1 to our unaudited condensed consolidated financial statements contained in this Quarterly Report. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows totaled $9.2 million and $8.9 million during the three months ended March 31, 2016 and 2015, respectively. The increase was primarily due to operating cash flows generated from an acquired property in 2015. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements, (2) the payment of interest on mortgage debt and (3) operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash used in investing activities totaled $6.3 million and $9.2 million during the three months ended March 31, 2016 and 2015, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties, and distributions from non-consolidated entities in excess of accumulated earnings. Cash used in investing activities related primarily to capital expenditures on real estate properties, investments in real estate under construction, investments in non-consolidated entities, an increase in deferred leasing costs and an increase in escrow deposits.

Net cash used in financing activities totaled $9.3 million and $0.4 million during the three months ended March 31, 2016 and 2015, respectively. Cash used in financing activities was primarily attributable to distribution payments, an increase in deferred financing costs and debt payments. Cash provided by financing activities was primarily attributable to proceeds of mortgages and notes payable and related party advances, net.

Property Specific Debt. As of March 31, 2016, we had $15.0 million and $8.7 million of property specific debt with related balloon payments maturing in 2016 and 2017, respectively. If a mortgage loan is unable to be refinanced upon maturity, we will be dependent on LXP’s liquidity resources to satisfy such mortgage loan to avoid transferring the underlying property to the lender or selling the underlying property to a third party. During the three months ended March 31, 2015, we obtained a $29.2 million non-recourse mortgage, which matures January 2025 and has a fixed interest rate of 4.1%.

Capital Recycling. During the three months ended March 31, 2016, we disposed of our interest in a property for a gross sales price of $30.1 million and a vacant parcel of land for $0.4 million.

Results of Operations
Three months ended March 31, 2016 compared with the three months ended March 31, 2015. The increase in total gross revenues of $2.5 million is primarily attributable to an increase in rental revenue. The increase in rental revenue of $2.5 million was primarily due to rental revenue from newly acquired properties and a property expansion and lease termination income of $4.1 million, offset in part by a reduction in rental revenue of $2.1 million due to a change in occupancy at certain properties.
Depreciation and amortization increased by $2.2 million primarily due to the acquisition of the Richland, Washington property and the acceleration of amortization of lease costs and intangible assets due to lease terminations.
Interest and amortization increased $0.9 million primarily due to the financing of the Richland, Washington property, partially offset by the satisfaction of other non-recourse mortgage loans in 2015.
Gains on sales of properties during the three months ended March 31, 2016 of $7.8 million primarily related to the sale of our property in Palm Beach Gardens, Florida.
Off-Balance Sheet Arrangements
We are co-borrowers or guarantors of corporate borrowing facilities and debt securities of LXP (see notes 5 and 8 to our unaudited condensed consolidated financial statements with respect to debt securities). In addition, we, from time to time, guarantee certain tenant improvement allowances and lease commissions on behalf of subsidiaries when required by the related tenant or lender. However, we do not believe these guarantees are material to us as the obligations under and risks associated with such guarantees are priced into the rent under the lease or the value of the property.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our fixed-rate indebtedness and, to the extent we rely on LXP for liquidity, LXP’s variable-rate indebtedness. As of March 31, 2016 and 2015, we had $45.3 and $27.4 million of consolidated variable-rate co-borrower debt outstanding, which represented 7.1% and 5.4%, respectively, of our long-term consolidated aggregate principal indebtedness. During the three months ended March 31, 2016 and 2015, our variable-rate indebtedness had a weighted-average interest rate of 1.4% and 1.3%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2016 and 2015, would have increased by approximately $145 thousand and $1 thousand, respectively.

As of March 31, 2016 and 2015, our aggregate principal consolidated fixed-rate indebtedness, including co-borrower debt, was $592.9 million and $477.1 million, respectively, which represented 92.9% and 94.6%, respectively, of our total long-term indebtedness, respectively.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of March 31, 2016. We believe the fair value is indicative of the interest rate environment as of March 31, 2016, but this amount does not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate indebtedness, including co-borrower debt, was $605.0 million as of March 31, 2016.

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
First Supplemental Indenture, dated as of June 13, 2013, among Lexington, certain subsidiaries of Lexington signatories thereto and U.S. Bank, as trustee (filed as Exhibit 4.3 to the 06/13/2013 8-K)(1)

4.12	—
Indenture dated as of May 9, 2014, among Lexington, the Partnership and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Partnership's Current Report on Form 8-K filed May 13, 2014)(1)

4.13
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

(4)
The following materials are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) the Unaudited Condensed Consolidated Statements of Changes in Partners' Capital for the three months ended March 31, 2016 and 2015; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lepercq Corporate Income Fund L.P.
		By:	Lex GP-1 Trust, its General Partner

Dated:	May 5, 2016	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
President (principal executive officer)

Dated:	May 5, 2016	By:	/s/ Patrick Carroll
Patrick Carroll
Vice President and Treasurer (principal financial officer)