Form 10-K/A
period 2015-12-31
LEPERCQ CORPORATE INCOME FUND L P
filed 2016-08-05
CIK 790877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Lepercq Corporate Income Fund L.P. is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2016 (the “Original Form 10-K”). This Amendment is being filed solely to revise Exhibits 31.1 and 31.2 to include the introductory sentence of paragraph 4 and the language of paragraph 4(b) referring to internal control over financial reporting, which language was inadvertently omitted when originally filed. This Amendment consists solely of the preceding cover page, this explanatory note and each of the revised certifications filed as exhibits to the Amendment. No other changes have been made to the Original Form 10-K. This Amendment speaks as of the filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Item 15. Exhibits, Financial Statement Schedules

(3) Exhibits

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

12	—	Statement of Computation of Ratio of Earnings to Fixed Charges (3)
14	—	Amended and Restated Code of Business Conduct and Ethics (filed as Exhibit 14.1 to Lexington's Current Report on Form 8-K filed on December 8, 2010)(1)
21	—	List of subsidiaries (3)
23	—	Consent of KPMG LLP (3)
24	—	Power of Attorney (included on signature page)
31.1	—	Certification of Principal Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	—	Certification of Principal Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
101.INS	—	XBRL Instance Document (3)(5)
101.SCH	—	XBRL Taxonomy Extension Schema (3)(5)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase (3)(5)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (3)(5)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (3)(5)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (3)(5)

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)	Incorporated by reference to the original Form 10-K.

(4)
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

(5)
Attached as Exhibit 101 to the Original Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lepercq Corporate Income Fund L.P.
		By:	Lex GP-1 Trust, its General Partner

Dated:	August 5, 2016	By:	/s/ T. Wilson Eglin
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

Each dated: August 5, 2016